Form 10-K
period 1999-12-31
ANDOVER NET INC
filed 2000-03-30
CIK 1093580

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 000-28369

                               ANDOVER.NET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3153168
         (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                         50 NAGOG PARK, ACTON, MA 01720
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (978) 635-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000 was $129,026,832 (based on the last reported sale price on the Nasdaq National Market on that date).

     The number of shares outstanding of the registrant's Common Stock as of March 27, 2000 was 15,992,612.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ANDOVER.NET, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   13
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   14
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 7A.   Quantitative and Qualitative Disclosure About Market
           Risks.......................................................   27
Item 8.    Consolidated Financial Statements and Supplementary Data....   36
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   63

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   63
Item 11.   Executive Compensation......................................   65
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   69
Item 13.   Certain Relationships and Related Transactions..............   71

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   74
Signatures.............................................................   76

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting Andover.Net's Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Andover.Net, Inc.'s ("Andover.Net") network of web sites, including Slashdot.org, the leading Linux/ Open Source destination on the Internet, provides products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers. Our network of web sites provides an independent, unbiased source for content, community and commerce for the Linux and, more generally, the Open Source communities of information technology, or IT, professionals, including programmers and developers.

     Our network generates over 60 million page views with over 3 million unique visitors monthly. We believe that traffic on our network represents over 50% of the visits to Linux resource sites on the web. This leading position in the Linux market allows us to provide advertisers targeted access to the Linux/Open Source communities of IT professionals, including programmers and developers.

     The Internet has accelerated the growth of the Open Source movement. The Open Source movement is a collaborative approach to the development and distribution of software and has emerged as an alternative to traditional proprietary software development. The growth of the Internet has greatly increased the scale and efficiency of Open Source development by enabling large communities of independent developers to collaborate online. The best-known example of Open Source is the Linux operating system created by Linus Torvalds in 1991.

     Andover.Net was incorporated in Massachusetts in 1992 as Andover Advanced Technologies, Inc. In September 1999, we changed our name to Andover.Net, Inc. and reincorporated in Delaware. Our headquarters are located at 50 Nagog Park, Acton Massachusetts, and our telephone number is (978) 635-5300.

INDUSTRY OVERVIEW

  Growth and impact of the Internet

     The Internet has emerged as a global communications medium, enabling millions of people to gather information, communicate and conduct business electronically. IDC estimates that there were approximately 142 million users of the Internet at the end of 1998 and that number will grow to over 500 million users by the end of 2003.

     The Internet is an attractive medium for advertisers because it allows flexibility, interactivity and measurement capabilities and provides users with immediate access to information about advertisers and their products. For example, the Internet allows advertisers to change messages frequently in response to market developments or current events. The Internet also allows advertisers to gather demographic information about users and to deliver targeted messages to specific consumer groups. According to Jupiter Communications, total Internet advertising revenues were $2.1 billion in 1998 and are expected to grow to $11.5 billion in 2003, representing an average annual compounded growth rate of approximately 41% from 1998 to 2003. The growing popularity of the Internet also represents a substantial opportunity for companies to take advantage of the potential for conducting transactions online, commonly known as e-commerce. IDC estimates that worldwide e-commerce revenue will increase from approximately $50 billion in 1998 to more than $1 trillion in 2003.

  Growth of the information technology profession

     As the pace and complexity of technological change has increased, professionals in the IT industry have become more specialized and grown in number. IT professionals, including programmers and developers, play a central role in many companies because of their ability to deploy and integrate new information technologies. Organizations are increasingly adopting technologies such as client/server architectures, data warehousing, Internet/intranet applications and software development to execute business strategies and maintain competitiveness. These and other technologies have continued to fuel the growth in the worldwide market for IT products and services, which is forecasted by IDC to grow from an estimated $781 billion in 1998 to $1.1 trillion in 2002.

     IT professionals devote considerable time, effort and financial resources researching new technologies, seeking answers to technical questions and developing and implementing IT solutions. These professionals need to stay abreast of rapid technological developments in a marketplace where vendors continually introduce new products with a variety of standards and short life cycles. They have historically relied on resources provided by IT publishers, software vendors, hardware vendors, training service providers and fellow professionals to follow the latest trends in the industry. We do not believe that any of these sources provides a comprehensive solution for IT professionals' need for continuous education, access to new products and a medium in which professionals can exchange ideas. Due to the rapid rate of change, technical information, training materials and software become dated and obsolete relatively quickly. Therefore, IT professionals, including programmers and developers, have the following common needs:

          Content -- News and other resources that keep them informed of changes within the industry;

          Community -- The exchange of ideas and collaboration through a central medium by which they can share their experiences to increase their personal knowledge as well as grow the industry and technology; and

          Commerce -- An efficient, comprehensive source for products and services that meet their purchasing needs.

  Growth of the Linux and Open Source movement

     The Internet has accelerated the growth of the Open Source movement. The Open Source movement is a collaborative approach to the development and distribution of software and has emerged as a viable alternative to traditional proprietary software development. The growth of the Internet has greatly increased the scale and efficiency of Open Source development by enabling large communities of independent developers to collaborate online.

     The growth of the Open Source movement is principally based on access to software source code. Developers write programs in source code. This source code is then translated into object code, which is read by the computer. Under the proprietary model of software development, a software developer generally licenses only the object code, not the source code, to the user. The source code is always controlled and maintained by the proprietary software developer. By contrast, under the Open Source development model, the software developer provides the user access to the source code which allows the software to be easily modified by the user to meet their specific needs. This code is often provided for free or for a minimal cost and is adaptable by the user for a wide variety of applications, including running web servers and low cost computer products known as electronic "appliances." These appliances are designed to provide basic computer applications such as Internet access, word processing and e-mail at a much lower cost than traditional personal computers. As a result, manufacturers can create products that are unique, but which can be sold at a lower cost because they are not required to license a proprietary operating system such as Windows for their products.

     Due to the collaborative nature of Open Source software, many new, Open Source-based operating systems have emerged. The best-known Open Source-based operating system is the Linux operating system, or Linux, which was created by Linus Torvalds in 1991. Since 1991, many distributions or varieties of Linux have emerged. Due to the growing number of Linux/Open Source operating systems and related applications, a number of major technology industry leaders, including IBM, Intel and Hewlett-Packard, have recently announced support for Linux-based operating systems. According to IDC, Linux-based operating systems represented 17% of all new licensed shipments of server operating systems in 1998, which was an increase of 212% from the previous year. Further, because most versions of the Linux operating system are either free or sold for less than $100 and allow the user to customize the code to meet its needs, many Linux/Open Source applications have emerged. Although the code is free, companies are able to charge a license fee for their software products that both aid in the installation of the Linux operating system and provide extensive documentation and support services.

     A necessary element to the continued success of the Open Source movement is the continued ability of software developers to communicate, share and develop software in a collaborative manner. For technology developers, locating and fostering a community within which one can share information is of critical importance. Despite a strong continued focus on open software development and continued support for Open Source products, a number of obstacles to widespread adoption of Open Source products within the technology industry exist including the lack of:

     - A highly visible transition path from proprietary based operating systems to Linux/Open Source;

     - An independent, trusted intermediary, not biased toward a single operating system, to communicate the multiple Linux/Open Source products, developments and services to diverse user communities;

     - A comprehensive and efficient support infrastructure providing product and service guides, technical information, and development resources; and

     - An open marketplace to facilitate the flow of Linux/Open Source products and services.

     We believe that a Linux/Open Source leader must broadly promote the adoption of Linux/Open Source, provide a trusted, responsive, industry-focused information resource that offers support and collaboration at a consistently high level, and enable a market for Linux/Open Source products and services.

THE ANDOVER.NET SOLUTION

     Through our network of web sites, we provide a solution designed to meet the needs of the Linux/Open Source community and its developing markets. As an extensive provider of Cross-Platform content, or information and software that is helpful to users of Linux as well as other operating systems, Andover.Net is a natural place to begin the transition to Linux/Open Source from other operating systems. As the Internet's leading Linux/Open Source destination, our Slashdot.org, Freshmeat.net and FreeCode.com web sites provide for the exchange of information about Linux/Open Source, and access to downloadable resources through links to other web sites. We generate advertising revenues on each of these web sites, and the information that we provide to our users is free. Andover.Net generates the majority of these resources, including news and online tools. At our community web site, Slashdot.org, our visitors generate content by commenting on various news stories that are posted throughout the day. Some of our web sites contain archives of free downloadable software products developed by various third parties.

     Transition path. We believe the best way for people to discover and understand Linux/Open Source is for them to visit Slashdot.org, a leading hub for community, news and information. To make Slashdot.org highly visible to non-Linux developers, we include links, banners and buttons throughout Andover.Net's Cross-Platform web sites that contain content useful for both Linux and Windows. We believe that as sophisticated IT professionals and technology hobbyists move to Linux and other Open Source-based operating systems, our network, including our Cross-Platform web sites, will become an important resource in this transition. In addition, millions of banner advertisements per month and millions of links to Linux/Open Source web sites outside our network promote the possibilities of Linux to IT professionals, including developers and programmers.

     Trusted content. We provide an independent, unbiased source for content, much of which comes from the Linux/Open Source community itself. Moreover, the comprehensive information we provide covers a broad range of Open Source topics rather than a single version of Linux or a single hardware platform. Freshmeat.net comprehensively rates and categorizes the latest in Linux products regardless of developer or distribution. Further, FreeCode.com has hundreds of code modules that can run on, or be easily adapted to run on, any Linux/Open Source system. Through broad, unbiased coverage in editorials, community comments and comprehensive software listings, Andover.Net is the largest independent intermediary for Linux/Open Source.

     Comprehensive support. Support for Linux/Open Source on our network comes in many forms. The community itself offers advice and counsel on Slashdot.org. Further, Freshmeat.net is one of five sites within our network providing descriptions and free downloadable software resources. At QuestionExchange.com we bring people with technical questions and connect them to experts worldwide to solve their technical problems. Other sites provide tutorials, reviews, screenshots of products, links to these products and market information.

     Open marketplace. We provide the largest Internet media channel through which Linux/Open Source vendors can promote and advertise their goods and services and on which purchasers can identify, evaluate and buy the products and services they need. In addition, we promote application development through our discussion forums, provide free advertising for Linux based products that are free, and broadly support promising new business models to encourage growth in the market. QuestionExchange now expands the Open Market to an Open Source support model.

     The benefits of our solution accrue to both members of the Linux/Open Source community as well as to vendors who are targeting that community.

     Benefits for our community. We have established our network as both the most popular and most visited meeting place for the Linux/Open Source community as well as one of the largest Cross-Platform transition networks. We provide editorials, community, commentary, reviews, products, tools, news, information and services for programmers, software developers, system engineers, web site designers, web site managers and corporate technology buyers.

     Benefits for vendors. We provide vendors with targeted channels to reach our highly focused technology community. As our network has grown to become a central site for members of the Linux/Open Source community, it has likewise evolved as a unique selling opportunity for advertisers. We believe that our users represent a large and targeted online community of Internet industry and IT professionals, web developers, programmers and experienced Internet users. As a result, our vendors can enhance the effectiveness of their advertising by customizing advertisements and placing them on targeted pages on our network.

OUR STRATEGY

     Our goal is to maintain and enhance our position as the leading destination for Linux and, more generally, the Open Source movement. Key elements of our strategy are:

  Grow the size and share of our dominant Linux/Open Source position

     We are the leading Linux/Open Source destination on the Internet. To grow this dominant position, we intend to increase our traffic by offering more viewable pages, high quality content and additional services. In particular, we are committed to augmenting Slashdot.org, Freshmeat.net and FreeCode.com, our leading web sites. We also intend to support the overall growth in the Linux and Open Source communities. An important distinction between Andover.Net and other major Linux/Open Source companies is that we support Open Source and all versions of Linux rather than a single version of that operating system. We intend to support Linux/Open Source communities through free web site hosting, contributions of advertising and trade show space to promote free Linux products and the acceptance of the Linux/Open Source movement, funding of application development and benchmark testing for developers of free products, supporting new business models and expanding our Linux/Open Source partnership programs.

  Facilitate and guide the transition of Windows developers to Linux/Open Source

     Unique among all major Linux/Open Source companies, our network includes high-traffic, Cross-Platform sites for IT professionals, including programmers, software developers, web designers and web site managers, many of whom have not yet adopted Linux. Our Cross-Platform web sites offer products, online tools, news and other services that are usable with virtually all major operating systems including Linux, Windows and Macintosh. To accelerate the growth of our Linux/Open Source web sites, we intend to educate visitors on these Cross-Platform web sites and inform, guide and encourage developers to adopt and support

Linux. At QuestionExchange, novice users get all the answers they need to help guide them as they transition from Windows to Linux.

  Expand our e-commerce offerings to our targeted, high volume traffic

     Our network currently provides content, community and commerce to over two million targeted unique visitors on a monthly basis, and we believe this represents a significant e-commerce opportunity. We currently sell compact discs of animated graphics and subscriptions to our animations archives online at mediabuilder.com. Linux/Open Source related gifts, books and paraphernalia are sold on thinkgeek.com. We intend to expand our e-commerce offerings by selling various additional Linux products such as computer hardware, Internet appliances and compact discs as well as services such as installation and support. Moreover, we believe that our e-commerce offerings will generate increased traffic and encourage longer time spent on our network.

  Acquire complementary Linux/Open Source web sites

     We have already acquired and integrated leading Linux/Open Source web sites such as Slashdot.org and Freshmeat.net. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. We may also acquire complementary web sites to obtain valuable brands, expertise or access to new users, advertisers and vendors. We believe that by acquiring complementary web sites, we can efficiently integrate them into our network, and thereby improve their traffic and revenue results as well as our own.

  Expand the number and participation of major advertisers

     We intend to increase the number of major advertisers on our network by expanding our direct sales force and by increasing our sales promotion to Linux/Open Source vendors. With our recent Linux/Open Source acquisitions, we believe that traffic on our network represents over 50% of the visits to Linux resource sites on the web. This leading position in the Linux/Open Source market allows us to provide advertisers targeted access to the Linux/Open Source communities. We believe that Linux/Open Source related vendors will significantly increase their online advertising in this rapidly growing market. We also intend to broaden the participation of our major advertisers by offering several innovative advertising products. Many advertisers have indicated to us that these advertising products are more effective for branding and sales than standard banner advertisements.

  Strengthen the Andover.Net brand

     We intend to strengthen the Andover.Net brand through a combination of online and offline advertising, sales promotion, trade shows, direct mail, public relations, syndicated content and events to promote the use of our network to the technical community, advertisers and vendors. We currently place over eight million banner advertisements each month on complementary sites and expect to significantly increase both online and other media advertising in the future. We also intend to promote the Andover.Net brand with licensing programs such as our licensing agreement with Lycos, Inc. to provide online tools for the Angelfire.com and the Tripod.com community web sites in exchange for a monthly fee and a percentage of the advertising revenue earned on the licensed web pages. We also have contractual arrangements with more than 15 web sites that put our logo on over four million web pages and link directly to our network that generates traffic at no cost to us.

THE ANDOVER.NET NETWORK

     Our closely integrated network consists of web sites that are deep in content and provide programmers and developers with leading online resources. We believe that as sophisticated IT professionals and technology hobbyists move to Linux and other Open Source-based operating systems, our network, which includes news and tools for the Windows operating system, will become an important component of this transition. Our network will introduce Linux and other similar operating systems to many of our technology oriented customers who have not yet migrated to these systems.

     The Andover.Net network consists of three categories of web sites:

     - Our Linux/Open Source sites attract sophisticated Linux users and developers, who seek cutting-edge Open Source content,

     - Our Cross-Platform sites offer visitors a wide range of content including news, products and online software applications or e-Tools; and

     - Our Windows site features daily reviews and updates of Windows software downloads.

     Each of our main web sites and product offerings are summarized below.

LINUX/OPEN SOURCE SITES

     slashdot.org -- Slashdot.org is the largest online community for Linux/Open Source developers providing news, commentary, information and reviews on a wide range of subjects. Slashdot.org focuses on issues of importance to the Open Source community allowing individuals to post comments and debate news items and technical issues.

     freshmeat.net -- Freshmeat.net is one of the largest Linux software application repositories and also contains application news and a community section. At Freshmeat.net, Linux/Open Source developers and users can exchange information online to collaborate on Linux/Open Source software projects. One feature of this web site shows the number of hits each application has received which allows us to determine which Linux product is the most popular.

     freecode.com -- FreeCode.com is a comprehensive online resource for programming source code which offers a constantly updated and expanded database of free, Internet-related programs. FreeCode.com contains programs written in Perl, C++, Java and Visual Basic.

     thinkgeek.com -- ThinkGeek.com is an online retailer of Linux/Open Source related gifts, books and paraphernalia. ThinkGeek.com's product offerings include items branded with logos of other Andover.Net web sites and hard-to-find novelty products that are pertinent to individuals who identify with the Linux/Open Source community.

     questionexchange.com -- QuestionExchange.com is one of the largest Linux/Open Source Technical Support web sites. QuestionExchange provides a technical support marketplace over the Web to individuals and corporations adopting Linux and Open Source products. Through QuestionExchange.com's information auction model, Linux/OpenSource developers can ask and receive answers to all of their technical questions at lower costs than typical support models by leveraging the Internet and Andover.Net's 3 million visitors.

CROSS-PLATFORM SITES

     davecentral.com -- DaveCentral.com has two components, one for Linux and one for Windows. The site archives over 10,000 free software downloads and reviews. Both the Linux and Windows web sites group the software by category that facilitates searches. The site also has a ticker showing recent updates in all sections of the web site as well as keyword search capabilities.

     andovernews.com -- Andover News provides free, timely and searchable computer-industry news from multiple sources. IT professionals visit Andover News for information and editorials about a broad range of technologies and technology companies.

     itmanagersjournal.com -- IT Manager's Journal provides IT news and advice for professionals and managers. The site features daily editorial articles on a wide variety of IT topics, survey questions with live results and discussions about a broad range of IT issues.

     mediabuilder.com -- MediaBuilder.com is an online multimedia resource center which contains multimedia software; online tools; GIF animations, the most popular file format for animations on the web; the largest collection of free images on the Internet; and a font library with over 1,000 free fonts. With our acquisition of Animation Factory, users can also access and download over 100,000 images. Some of the more popular web tools found within MediaBuilder.com are summarized below:

     - gifworks.com -- GIFWorks.com is a free on-line software application. With easy-to-use pull down menus, GIFWorks.com allows user to resize any GIF animation.

     - htmlworks.com -- HTMLWorks.com is an online application that enables users to quickly and easily create, edit and improve their web pages through their web browser.

     techmailings.com -- TechMailings.com offers the largest collection of technology mailing lists on the Internet with fifteen categories covering everything from cyber-culture to Internet marketing.

     techsightings.com -- TechSightings.com searches the Internet for technology sites and presents informative daily reviews of the best high-tech sites for IT professionals. Chosen sites include targeted information on topics such as hardware, software, programming and web building.

     internettrafficreport.com -- Internet Traffic Report monitors the flow of Internet data around the world. The Internet Traffic Report analyzes the data and displays a value ranging from zero to 100 with higher values indicating faster, more reliable connections.

WINDOWS SITE

     slaughterhouse.com -- Slaughter House ranks and updates a wide variety of Windows software, including Internet applications, multimedia tools, utilities and games. Slaughter House also offers daily news updates and a "Product of the Day Review."

     By combining our Linux/Open Source, Cross-Platform and Windows web sites into our network, Andover.Net provides IT professionals with a leading online resource.

MARKETING AND SALES

  Marketing

     We employ a combination of online and offline advertising, sales promotion, trade shows, direct mail, public relations, syndicated content and events to promote the use of our network to the technical community, advertisers and vendors. We currently place banner advertisements on over eight million pages online each month, usually on complementary programmer and developer sites. We use barter, content licensing and partnerships to extend our online presence to offline media including technical trade magazines and Internet marketing guides.

     Our sales promotion includes seminars at major online media agencies and forums for presenting our Linux/Open Source marketing opportunities to major product vendors. We focus our trade show marketing on Linux-related shows, such as LinuxWorld, computer related shows such as COMDEX and online media planning conferences, such as @d:tech. We announce and promote major events and advertising opportunities to media planners and vendors through direct mail, as well as with advertising campaigns on the major online web-marketing sites. We also promote our network to over 150,000 users who subscribe to Andover Update, Autopsy Report and our other online newsletters for free and to the over two million unique visitors who visit our network on a monthly basis.

     Andover.Net has received extensive press coverage in both online and print publications including the Wall Street Journal, Business Week-on-Line, Time Digital, Rolling Stone, Red Herring and USA Today. Slashdot.org also produces an online radio show "Geeks in Space" hosted by The Sync, an online radio syndicator. The show generally occurs once a week or, as the introduction relates, "Whenever we feel like it."

     We use online tools, including the Internet Traffic Report, GIFWorks.com and HTMLWorks.com, to attract technology-oriented visitors. We believe that this encourages long and repeat visits, adding to our "stickiness." The significance of these e-Tools extends beyond attracting a large core of users to our own network. We also utilize these tools in a variety of licensing and partnership programs to extend our promotional frequency and reach. For example, GIFWorks.com has over four million links from companies with whom we have contractual arrangements where we provide public relations and promotion to the partners' sites, and they provide links to GIFWorks.com. In addition, with a recent agreement with Lycos with respect to their Angelfire.com and Tripod.com web sites, we estimate that we will have links to GIFWorks.com from over 150 million pages per month and share in the advertising revenue.

  Sales

     The core of Andover.Net's online advertising business is a professional direct sales force that makes sales calls on computer product vendors and media planners at major agencies. We have built and are expanding our nationwide direct sales force with representatives currently in San Francisco, New York, Los Angeles and Boston. As of December 31, 1999, our direct sales force had 15 members. Our direct sales force is dedicated to increasing the sales of banner advertising, sponsorships, email newsletters, display advertisements and megabanners and recruitment advertising. We sell our advertising services to high technology companies, consumer goods companies, independent software developers, advertising agencies, high technology recruitment agencies, and other marketers interested in reaching our highly focused technology community. We successfully market banner advertising on our web sites because we provide an efficient medium for advertisers to reach a worldwide audience of Internet developers. In addition, because of the unique role our visitors play as Linux and web site developers, they represent an affluent and highly sought after target audience for high technology and high-end consumer products.

     We believe that our competitive advantage is our leading Linux/Open Source position. We estimate that our Linux/Open Source web sites represent 50% to 60% of the advertisable online pages in the Linux/Open Source category. Linux/Open Source computer product vendors must advertise to establish their share of this early stage but rapidly growing market. We believe that our network is the most effective channel for that communication due to our category-leading quality and depth of our web sites.

     We have been generating advertising revenue since our DaveCentral.com web site went online and accepted advertisements in 1996. In addition to conventional banner advertisements, Andover.Net has developed several innovative advertising products, or beyond-the-banner products.

     Our current offering of innovative advertising products is shown below:

     - Display Advertisements -- Appear in the navigation bar on most Andover.Net web sites and combine visually appealing graphics with text. They are approximately two inches wide and six inches long and generally contain 100 words of copy and extend down the right hand side of our web pages. They can be rotated throughout the network to pages and web sites specified by advertisers just as a regular banner advertisement.

     - Megabanners -- Combine a display advertisement with a large top-of-page banner resulting in sixteen square inches filled with graphics and text in the top right hand corner of our web page.

     - e-Tools -- Online tools that allow advertisers to communicate directly to users of GIFWorks.com and HTMLWorks.com who typically spend ten to 15 minutes per visit on this web site.

     - Sponsorships -- Include banners, display advertisements and logo/slogan design elements on targeted web sites, e-Tools, home pages and newsletters.

     We believe that our advertisers can customize their advertising campaigns and deliver their message in a highly targeted fashion by choosing specific placements, or channels, on our network. Because of this ability to target and deliver a specific audience, we believe that we command higher advertising rates.

     We believe that we enable advertisers to efficiently and effectively reach targeted Linux/Open Source programmers, developers, engineers, web site designers and managers, and other buyers of technical products and services. In addition, since this demographic group has premium income and purchasing power, it allows us to offer significant advertising opportunities to premium non-technology advertisers. Based on the Laredo Group survey, 68% of our visitors are personally involved in purchasing computer products for their company. They buy for departments or sections with an average of 150 people. As a result, based on publicly available banner advertisement rate cards, we believe that our rates are approximately two to three times higher than the rates of well-known portals that target a more general audience.

  Andover.Net's Advertisers

     Our customers include high technology and consumer advertisers. Our base of advertisers has been increasing steadily and, for the quarter ended, December 31, 1999, we had over 107 advertisers on our network. These advertisers account for total revenues of $1,772,000, for the quarter ended December 31, 1999, which includes barter arrangements. Only one of our customers accounted for over 10% of total net revenues for the quarter ended December 31, 1999: IBM at 18.2%. Based on percentage of total net revenues, our five largest advertisers who accounted for 36.7% of our total net revenues for the quarter ended December 31, 1999, were IBM, Doubleday Books, Silicon Graphics, American Power Corp. and Sendmail.

SOFTWARE ENGINEERING AND DEVELOPMENT

     We have invested, and intend to continue to invest, significant resources in product and technology development. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. Our software development efforts are focused on four key areas.

     Advertisement and statistics systems. We have created and continually enhance two software systems necessary for the efficient operation of our web sites: a banner advertisement system and a page traffic statistics system. Using an internally developed advertising system has allowed us to create unique advertising products, such as our megabanner product, and to rapidly adjust to requests from advertising clients.

     Database generated web sites. All of our web sites are created and managed through centralized, online databases. This allows data entry operators working both in-house and off-site to enter new content and update existing content for our sites using password protected web forms. At regular intervals, ranging from one to 24 hours, a completely new copy of each web site is automatically generated from these databases using internally developed programs. These web pages are automatically uploaded to our web servers, providing our visitors with continually updated versions of each site. This database driven model of web site creation provides a higher level of efficiency than traditional publishing models, where large numbers of people are required to write each web page by hand. Therefore, we believe that we are able to provide a high level of content at minimal incremental cost with a much smaller staff.

     Online web applications, or e-Tools. A unique, and highly popular, component of our network is our e-Tools that are part of our MediaBuilder.com site and include GIFWorks.com and HTMLWorks.com. These server-based applications are usable through any web browser, and provide a high level of functionality, without requiring the user to download or install any additional software. All of our e-Tools have been developed and are continually enhanced internally. e-Tools are another way that we achieve a high level of efficiency, because they provide web site content that is continually new and relevant to a visitor, without requiring any on-going editorial effort.

     Technical integration of acquired web sites. We continue to integrate new acquisitions into our network. All of our web sites are linked into our network and share traffic as visitors follow links from one of our web sites to another. Acquired web sites are modified to utilize our statistics and advertising systems. Some acquired web sites are completely redesigned if necessary to increase their quality and performance.

     All of our software systems have been written in the C++ and Perl programming languages. These languages are commonly used for Internet applications and are understood and used by a wide number of software engineers.

     As of December 31, 1999, we employed a development staff of 24 that included 15 software engineers, 6 web design professionals, and 3 network operations engineers. We intend to increase our development staff significantly to accommodate the increased technical demands of acquisitions, new internal systems and additional e-Tools.

SYSTEM TECHNOLOGY AND DATA CENTER ARCHITECTURE

     Maintaining a high level of performance and reliability while accommodating rapid growth in visitors to our web sites is a major focus of our network operations engineers. To that end we have developed expandable and fault-tolerant data center architecture for delivering content and advertisements on our web sites.

     Our web sites are maintained on 25 high-speed, industry-standard Pentium servers that run on the Linux operating system. These servers are equipped with a Redundant Array of Interdependent Disks, or RAID, for increased reliability. Web site requests are distributed among the servers by a pair of Alteon load balancing switches that allow for maximum throughput and fault tolerance. This architecture allows us to respond quickly to increased traffic on our web sites by incorporating additional machines without having to shut down or otherwise interfere with the existing servers. We lease our servers that provide us with the flexibility needed to increase the number of machines used or update our machines quickly and inexpensively.

     Our current data center is located on the East coast of the United States. We intend to add three additional data centers using the same software and hardware architecture. These will be located on the West coast of the United States, Europe and Asia. Load balancing routers will be employed to automatically allocate web site traffic to the closest geographic location, ensuring our visitors the best possible performance. This multiple data center architecture will increase the fault tolerance of our network, and insulate us from localized interruptions of service on the Internet.

     We maintain and continually enhance a quality assurance process to monitor our servers, processes and network connectivity. This process involves both internal staff and external contractors who run regular system and security audits of our servers. We currently run automatic monitoring programs that immediately notify our network operations engineers by email and pager in the case of any current or potential interruptions in service. We intend to develop a distributed network of engineers who will personally monitor our data centers on a 24-hour basis and be prepared to perform any necessary adjustments to the servers.

INTELLECTUAL PROPERTY

     Andover.Net seeks to protect its intellectual property through a combination of license agreements, service mark, copyright, trade secret laws and other methods of restricting disclosure and transferring title. We obtain the majority of our content under license agreements with publishers, through work for hire arrangements with third parties and from internal staff development. We have no patents or patents pending for our current online services and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. Where appropriate, we also enter into confidentiality agreements with our employees, consultants, vendors and customers. We generally seek to control access to and distribution of our technology, documentation and other proprietary information. We pursue the registration of our trademarks in the United States and internationally, and have submitted trademark registration applications for our Andover.Net, Slashdot, Slashdot Design, Freshmeat, News for Nerds. Stuff that Matters, Gifworks, Internet Traffic Report, ThinkGeek, and Brain Design trademarks. Content created or acquired by us is protected by copyright. The proprietary software that we use to run our business is protected generally by restricting third party access, entering into confidentiality agreements with third parties who do have access and relying on copyright law.

COMPETITION

     Competition within the Internet is intense and is expected to increase significantly in the future. Specifically, the market is rapidly evolving and barriers to entry are low, enabling newcomers to launch competitive web sites at relatively low costs.

     We believe that we compete on the basis of brand recognition, quality and quantity of content, product and resource selection, convenience and reliability. We believe that we are differentiated from our competitors due to:

     - our focus on the Linux/Open Source operating systems;

     - the fact that we are independent of a particular version of the Linux/Open Source operating systems; and

     - our vertical focus of providing content, community and commerce to technology professionals.

     We compete for advertisers, merchants, users and strategic partners with:

     - web sites specifically targeting the Linux/Open Source communities;

     - web sites specializing in technology information;

     - Internet portals, search sites and content aggregators; and

     - traditional media content businesses such as newspapers, magazines, radio and television.

     Increased competition could result in advertising price reductions, reduced margins or loss of market share, any of which could harm our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can.

     Additionally, our success is in large part dependant on the success of Linux, which is in competition with other operating systems. In the market for operating systems, Linux competes with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. While we do not directly compete with these companies, our future success may depend on the ability of Linux to effectively compete with these other more established operating systems.

EMPLOYEES

     As of December 31, 1999, we had a total of 63 employees. Of the total employees, 24 were in engineering, 7 in content development, 20 in sales and marketing and 12 in general and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced work stoppage. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

     Our headquarters are currently located in a leased facility in Acton, Massachusetts, consisting of 11,740 square feet under a five-year lease that will expire on April 30, 2004. The current annual rental expense under this lease is approximately $208,000. We have an option to extend the term of this lease for another five years at the end of the initial five-year term. We are amending our existing lease and leasing an additional 17,138 square feet, adjacent to our existing leased location, effective April 1, 2000. The annual rental for the combined 28,878 square feet will be approximately $527,000 per year. This amended lease will expire on April 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Andover.Net is subject to legal proceedings and claims in the ordinary course of business. Andover.Net is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     Andover.Net's Common Stock is listed on the Nasdaq National Market under the symbol ANDN. The table below shows the high and low sales prices of the Common Stock from the initial public offering through the quarter ended December 31, 1999.

                          1999                              HIGH        LOW
                          ----                             -------    -------
Fourth Quarter...........................................  $90.000    $18.000

     The approximate number of holders of record of Andover.Net's Common Stock at March 27, 2000 was 111. This number does not include shareholders in "nominee" or "street" name.

     Andover.Net has never declared or paid cash dividends on its capital stock and currently intends to retain all available funds for use in the operations of its business. Andover.Net therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF ANDOVER.NET

     The selected financial data of Andover.Net set forth below as of September 30, 1998 and 1999 and December 31, 1999 and for each of the years ended September 30, 1997, 1998 and 1999 and the three months ended December 31, 1999 are derived from financial statements of Andover.Net audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere in this prospectus. The selected financial data as of September 30, 1996 and 1997, and for the year ended September 30, 1996 are derived from audited financial statements of Andover.Net which are not included in this prospectus. The selected financial data as of September 30, 1995 and December 31, 1998 and the year ended September 30, 1995 and the three months ended December 31, 1998 are derived from unaudited financial statements of Andover.Net which are not included in this prospectus and which include, in the opinion of Andover.Net, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of its financial position and the results of its operations for those periods. The data should be read in conjunction with the Financial Statements and the Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this prospectus.

                                                       AS OF SEPTEMBER 30,               AS OF DECEMBER 31,
                                           -------------------------------------------   ------------------
                                            1995     1996     1997     1998     1999      1998       1999
                                           ------   ------   ------   ------   -------   -------   --------
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Advertising............................  $   --   $   --   $  469   $1,290   $ 2,021   $   373   $  1,772
  Software...............................     989      316      272       --       100        --        285
                                           ------   ------   ------   ------   -------   -------   --------
    Total revenues.......................     989      316      741    1,290     2,121       373      2,057
COST OF REVENUES:
  Editorial content and related..........      --       --      136      327       731       107        355
  Software...............................     376       29      167       --         2        --        126
                                           ------   ------   ------   ------   -------   -------   --------
Total cost of revenues...................     376       29      303      327       733       107        481
                                           ------   ------   ------   ------   -------   -------   --------
Gross profit.............................     613      287      438      963     1,388       266      1,576
OPERATING EXPENSES:
  Sales and marketing....................     301      339      496      744     1,952       213      1,283
  General and administrative.............     311      521      338      360     1,480       145        949
  Research and development...............      --       --      194      304       770       127        323
  Amortization of deferred
    compensation.........................      --       --       --       --     1,023       577      1,154
  Amortization of intangible assets......      --       --       --       --       405        --        424
  Compensation related to acquisitions...      --       --       --       --       813        --      1,217
                                           ------   ------   ------   ------   -------   -------   --------
    Total operating expenses.............     612      860    1,028    1,408     6,443     1,062      5,350
                                           ------   ------   ------   ------   -------   -------   --------
Loss from operations.....................       1     (573)    (590)    (445)   (5,055)     (796)    (3,774)
Interest income..........................                3        1       20        88        12        309
Interest expense.........................     (35)     (84)     (75)     (49)     (466)       --    (12,255)
                                           ------   ------   ------   ------   -------   -------   --------
Net loss.................................  $  (34)  $ (654)  $ (664)  $ (474)  $(5,433)  $  (784)  $(15,720)
                                           ======   ======   ======   ======   =======   =======   ========
Accrued dividends on redeemable preferred
  stock..................................      --       --       41      134       354        45        260
                                           ------   ------   ------   ------   -------   -------   --------
Net loss attributable to common
  stockholders...........................  $  (34)  $ (654)  $ (705)  $ (608)  $(5,787)  $  (829)  $(15,980)
                                           ======   ======   ======   ======   =======   =======   ========
Net loss per share attributable to common
  stockholders...........................  $(1.70)  $(0.38)  $(0.29)  $(0.12)  $ (0.78)  $ (0.14)  $  (1.61)
                                           ======   ======   ======   ======   =======   =======   ========
Basic and diluted weighted average shares
  outstanding............................      20    1,763    2,468    5,110     7,419     5,960      9,923
                                           ======   ======   ======   ======   =======   =======   ========

                                                       AS OF SEPTEMBER 30,               AS OF DECEMBER 31,
                                           -------------------------------------------   ------------------
                                            1995     1996     1997     1998     1999      1998       1999
                                           ------   ------   ------   ------   -------   -------   --------
BALANCE SHEET DATA:
Cash and cash equivalents................       2      128      837      196     9,871     2,676     78,409
Working capital..........................     (72)     155      710      230     8,014     2,076     78,241
Total assets.............................     142      404    1,099      533    14,440     3,033     84,417
Long-term obligations, less current......      --       51       --       --       762        --         --
Redeemable preferred stock portion.......      --      988    2,228    2,362     4,800     4,459         --
Redeemable convertible preferred stock...      --       --       --       --    12,669        --         --
Stockholders' equity (deficit)...........     (64)    (870)  (1,503)  (2,109)   (6,313)   (1,742)    81,842

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. Except for historical information, the discussion in this filing contains certain forward-looking statements that involve risks and uncertainties. The principal factors that could cause or contribute to differences in our actual results are discussed in the section titled "Risk Factors."

OVERVIEW

     Andover.Net is a network of web sites that provides an independent, unbiased source for content, community and commerce for the Linux and, more generally, the Open Source communities. We provide products, online tools, news and other services for programmers, software developers, web site designers, technology managers and corporate buyers.

     We were incorporated in Massachusetts in 1992 as Andover Advanced Technologies, Inc. In September 1999, Andover Advanced Technologies, Inc. was merged into its wholly owned subsidiary, Andover.Net, Inc., a Delaware corporation, and we changed our fiscal year end from September 30 to December 31.

     Prior to fiscal 1996, we were a software publisher of multimedia and web authoring tools. We derived revenues from licensing; developing, marketing and distributing packaged multimedia software, primarily to large distributors and retailers. In fiscal 1996, we launched our first web site, DaveCentral.com. During fiscal 1997, we transitioned from a software publisher to a web site publisher to participate in the commercial opportunities emerging on the Internet. Since March 1997, all of our activities have been focused on expanding our Internet business.

     We currently generate revenue from advertisements on our network of web sites and from e-commerce. Advertising revenues of $1,325,000 represented 64.4% of total net revenues during the quarter ended December 31, 1999. For the quarter ended December 31, 1998, advertising revenues were $337,000 or 90.3% of total net revenues. Our current advertising products include standard banner advertising, display advertisements, megabanners and web site and newsletter sponsorships. We recognize advertising revenue in the period that the advertising is displayed, provided that we deem the collectibility of the resulting receivable as probable. We sell advertising through our nationwide direct sales force.

     We enter into barter transactions with other web sites in order to increase traffic to our network of web sites and to strengthen the Andover.Net brand. A barter transaction is the exchange by us of advertising space on our web sites for reciprocal advertising space on the web sites of others. We record revenues only on the portion of our barter transactions for which we are able to determine fair value and for which the advertiser has the financial ability to pay cash. To make the determination of whether the advertiser could pay cash, Andover.Net reviews the current liquidity of the advertiser based on recent public disclosures. Only advertisers with exceptional liquidity positions are considered when recognizing barter revenue. We record revenue from these barter transactions, and the corresponding advertising expense, based upon the fair market value of the advertising space exchanged. Revenues from barter transactions, representing advertising space given, is recognized as income when advertisements are delivered on our network. Barter expense, representing advertising space received, is recognized when our advertisements are run on other companies' web sites, which is the same period when the related barter revenue is recognized. For the quarter ended December 31, 1999, we recognized $447,000 in barter revenue, which represented 21.7% of total net revenues, and $447,000 in barter expense, which represented 8.4% of total operating expenses. We recognized $36,000 in barter revenues, which represented 9.7% of total net revenues and $36,000 in barter expenses, which represented 3.4% of total operating expenses, for the quarter ended December 31, 1998.

     E-commerce revenues related to the online sale of compact discs of animated graphics and subscriptions to our animations archives online at mediabuilder.com. Linux/Open Source related gifts, books and paraphernalia are sold on thinkgeek.com. E-commerce revenues of $285,000 represented 13.9% of net revenues for the quarter ended December 31, 1999. No e-commerce revenues were recognized for the quarter ended December 31, 1998. Revenue from e-commerce products and the online sale of compact discs of animated graphics, for which no technical support is provided, are generally recognized upon shipment of the products, net of estimated returns. We intend to increase e-commerce revenues by adding additional merchandise to our e-commerce sites and through additional acquisitions.

     We have incurred significant losses since our inception. As of December 31, 1999, we had an accumulated deficit of $24.1 million and tax net operating loss carryforwards that may be used to offset future taxable income, if any, in the amount of $17.7 million. We anticipate incurring additional expenses to increase our product development and sales and marketing efforts, to pursue additional strategic acquisitions and to support the growth of the organization. As a result, we believe that we will incur additional losses in the foreseeable future.

RECENT DEVELOPMENTS

     Acquisition by VA Linux Systems. On February 2, 2000, we entered into a merger agreement (the Transaction) with VA Linux Systems, Inc. (VA Linux), whereby VA Linux will effectively acquire all common shares of Andover.Net. In connection with the Transaction, each share of Andover.Net common stock will be exchanged for 0.425 of a share of VA Linux common stock, reduced by an aggregate of $60,000,000 in cash payments to common stockholders of Andover.Net. The transaction is subject to approval by the stockholders of Andover.Net and customary closing conditions.

     On December 8, 1999, Andover.Net completed its initial public offering ("Offering") of 4,600,000 shares of its common stock, including 600,000 shares issued in connection with the underwriter's overallotment option on the date of the Offering. The shares were offered to the public at a price of $18 per share. The proceeds from the Offering, net of offering expenses and the $1.17 per share underwriting discount, were approximately $77,418,000. Concurrent with the Offering, all of the Series A Redeemable Preferred Stock was redeemed for $4,874,000.

     Sale of Series B Convertible Preferred Stock. Andover.Net issued 600,568 shares of Series B convertible preferred stock on September 15, 1999. Of these shares, 480,354 shares were issued and sold for consideration of $10.1 million and 120,214 shares were issued to holders of convertible notes in consideration for the conversion of approximately $2.1 million of principal and interest. All of the Series B Redeemable Convertible Preferred Stock were converted into 3,017,134 shares of common stock on the date of the Offering. This conversion resulted in an interest charge of $12.2 million caused by the beneficial conversion of the Series B preferred shares.

  Acquisitions and Licensing Agreements

     Acquisition of Slashdot.org. In June 1999, we acquired substantially all of the assets and assumed certain liabilities relating to the Slashdot.org web site from BlockStackers, Inc. Slashdot.org is the largest online community for Linux/Open Source developers providing news, commentary, information and reviews. Andover.Net paid $1,500,000 in cash on June 28, 1999. The purchase agreement also contains additional cash payments and common stock consideration contingent upon certain future events. Maximum future cash payments are $3,500,000 payable over the next two years contingent on two key employees' continued employment. Maximum future stock consideration of $7,000,000 is payable over two years. The number of shares paid is calculated based on the price per share offered in the public offering and is contingent upon the continued employment of two key employees and other performance milestones relating to the Web site.

     Acquisition of Animation Factory. In June 1999, we acquired substantially all of the assets and assumed certain liabilities of Eclipse Digital Imaging, Inc., including the graphical and artistic web site known as Animation Factory. Animation Factory contains over 100,000 downloadable images and graphic, or GIF, animations. The purchase price was $1,500,000 in cash for the net assets acquired, of which $250,000 was paid on the closing of the acquisition and $1,250,000 will be paid in 15 equal monthly installments beginning in October 1999. The future payments have been discounted to their present value using an imputed interest rate of prime (8% at June 28, 1999) plus 1%, for a present value of $1,151,000. The discount will be amortized as interest expense over the term of the payments. The purchase agreement also contains stock consideration of $600,000 payable over two years contingent upon continued employment of the two principals of Eclipse and other milestones relating to the creation of new animation images. Any stock consideration given, when the contingencies are resolved, will be accounted for as compensation expense over the period earned, as they are directly related to the continued employment and performance of these two key employees. The number of shares paid is calculated based on the price per share offered in the initial public offering.

     Acquisition of Freshmeat.net. In August 1999, we acquired substantially all of the assets and assumed the liabilities relating to the Freshmeat.net web site from a business owned by Patrick Lenz. Freshmeat.net is one of the largest Linux software application repositories and also contains application news and a community section. Andover.Net paid $367,000 of cash at the closing and has guaranteed future payments aggregating $300,000 payable monthly through November 2000. The future payments have been discounted to their present value using an imputed interest rate of prime (8% at August 6, 1999) plus 1%, for a present value of $650,000. The discount will be amortized as interest expense over the terms of the payments. Future stock consideration of $333,000 will be paid over the term of a service contract with the selling stockholder.

     Acquisition of ThinkGeek.com. In October 1999, we acquired all of the assets relating to the web site known as ThinkGeek.com from ThinkGeek, LLC. ThinkGeek.com is an online retailer of Linux/Open Source related gifts, books and paraphernalia. Consideration for this transaction consists of a $200,000 cash payment made at the closing and $200,000 payable in eight equal quarterly contingent installments beginning in January 2000. These payments are contingent on the continued employment of the key employees of ThinkGeek.com and are not considered part of the purchase price.

     Lycos, Inc. Licensing Agreement. In October 1999, we entered into a licensing agreement with Lycos, Inc. to release Gifworks 3.0, an online software application, on Tripod.com. The agreement enables us to provide online tools for the Angelfire.com and the Tripod.com community web sites in exchange for a monthly fee and a percentage of the advertising revenue earned on the licensed web pages.

     Acquisition of QuestionExchange, Inc. On February 7, 2000, we entered into a stock purchase agreement to acquire all outstanding shares of QuestionExchange, Inc. for $12,500,000 in Andover.Net common stock and cash. QuestionExchange provides a forum for individuals who have questions regarding information technology to be connected with individuals who can answer those questions. The purchase price consists of $8,170,000 to be paid in common stock valued at $32 per share and cash upon the closing of the agreement. Additional cash payments of approximately $1,750,000 will be paid over the next three years. Additionally, there are contingent stock payments totaling $2,500,000 based on meeting certain financial targets. Additional contingent payments of $80,000 will be payable over two years contingent on the continued employment of certain sellers.

     Our recent acquisitions and licensing agreements have resulted in increased page views on our network of web sites and we anticipate that our network's page views, and therefore, our total net revenues, will continue to increase as a result of these and future acquisitions.

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

     In the quarter ended December 31, 1999, we recorded deferred stock-based compensation of $279,000 in connection with stock option grants of 75,000, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. We are amortizing deferred compensation over the vesting period of the underlying stock options. These vesting periods range up to four years. The amortization of deferred stock-based compensation was $1.2 million for the quarter ended December 31, 1999.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1999, we had net operating loss carryforwards of $17.7 million. Net operating loss carryforwards can be used to offset taxable income in future periods. The net operating loss carryforwards will expire at various dates through 2019, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss and tax credit carryforwards on an annual basis would be limited as a result of an "ownership change" as defined by Section 382 of the Internal Revenue Code. We have completed several financings since inception and believe that we have incurred ownership changes. We do not believe the ownership changes to date will have a material impact on our ability to utilize our net operating loss and tax credit carryforwards. There can be no assurance that our future acquisitions, if any, will not result in an ownership change that would limit our ability to utilize our net operating losses and tax credit carryforwards.

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                                                   THREE MONTHS
                                                                                       ENDED
                                               YEAR ENDED SEPTEMBER 30,            DECEMBER 31,
                                        ---------------------------------------   ---------------
                                        1995     1996    1997    1998     1999     1998     1999
                                        -----   ------   -----   -----   ------   ------   ------
                                                      (AS A PERCENTAGE OF REVENUES)
STATEMENTS OF OPERATIONS DATA:
Revenues..............................  100.0%   100.0%  100.0%  100.0%   100.0%   100.0%   100.0%
Cost of revenues......................   38.0      9.2    40.9    25.3     34.6     28.7     23.4
                                        -----   ------   -----   -----   ------   ------   ------
Gross profit..........................   62.0     90.8    59.1    74.7     65.4     71.3     76.6
Operating expenses:
  Sales and marketing.................   30.4    107.3    66.9    57.7     92.0     57.1     62.4
  General and administrative..........   31.4    164.9    45.6    27.9     69.8     38.9     46.1
  Research and development............     --       --    26.2    23.6     36.3     34.0     15.7
  Amortization of deferred
     compensation.....................     --       --      --      --     48.2    154.6     56.1
  Amortization of intangible assets...     --       --      --      --     19.1       --     20.6
  Compensation related to
     acquisitions.....................     --       --      --      --     38.3       --     59.2
                                        -----   ------   -----   -----   ------   ------   ------
     Total operating expenses.........   61.8    272.2   138.7   109.2    303.7    284.7    260.1
                                        -----   ------   -----   -----   ------   ------   ------
Loss from operations..................    0.2   (181.4)  (79.6)  (34.5)   238.3   (213.4)  (183.5)
Interest income.......................     --      0.9     0.1     1.6      4.1      3.2     15.0
Interest expense......................   (3.5)   (26.6)  (10.1)   (3.8)   (22.0)      --    595.8
                                        -----   ------   -----   -----   ------   ------   ------
Net loss..............................   (3.3)% (207.1)% (89.6)% (36.7)% (256.2)% (210.2)% (764.2)%
                                        =====   ======   =====   =====   ======   ======   ======

QUARTERS ENDED DECEMBER 31, 1998 AND 1999

     Revenues. Substantially all of the total net revenues for the quarter ended December 31, 1998 and the quarter ended December 31, 1999 were from advertisements on our network of web sites. In the quarter ended December 31, 1999, our total net revenues also included $285,000 of e-commerce revenue. There was no e-commerce revenue in the quarter ended December 31, 1998. Total net revenues increased 451.5% from $373,000 in the quarter ended December 31, 1998 to $2.1 million in the quarter ended December 31, 1999. The increase was primarily due to an increase in banner advertising and sponsorships on our network of web sites, the advertising revenue attributed to the acquisitions of Slashdot.org, Animation Factory and Freshmeat.net and the e-commerce revenue. Barter advertising was $36,000 or 9.7% of total net revenues in the quarter ended December 31, 1998, as compared to $447,000 or 21.7% of revenues in the quarter ended December 31, 1999.

     Cost of Revenues. Cost of revenues primarily consists of expenses associated with editorial content, communications infrastructure, and web site hosting. Our web site hosting expenses include expenses associated with our ownership of five servers, our lease of 25 servers and media fees. Cost of revenues increased from $107,000, or 28.7% of revenues, in the quarter ended December 31, 1998 to $481,000, or

23.4% of revenues, in the quarter ended December 31, 1999. The increase in cost of revenues reflects additional operations personnel and expenses for freelance contributors for editorial content, as well as higher costs for hosting our network of web sites, which includes expenses for our server leases. We anticipate that cost of revenues will continue to increase in absolute dollars as we continue to enhance our content offerings and services and expand the number of data centers hosting our web sites. The cost of revenues will also continue to increase as we expand our e-commerce merchandise.

     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of advertising and promotional expenditures and payroll, sales commissions and related expenses for personnel engaged in sales and marketing activities. Sales and marketing expenses increased from $177,000, or 47.5% of revenues, in the quarter ended December 31, 1998 to $836,000, or 40.6% of revenues, in the quarter ended December 31, 1999. The increase in expenses relates to added sales personnel and an increase in advertising and promotional expenses. We anticipate our sales and marketing expenses will substantially increase in the future as we continue to expand our direct sales force and invest in advertising and promotions to strengthen the Andover.Net brand.

     General and Administrative Expenses. General and administrative expenses primarily consist of payroll and related costs of management and administrative personnel, as well as professional fees and facility costs. General and administrative expenses increased from $145,000, or 38.9% of revenues, in the quarter ended December 31, 1998 to $949,000, or 46.1% of revenues, in the quarter ended December 31, 1999. The increase in expenses largely reflects the hiring of additional management and administrative personnel. We anticipate that our general and administrative expenses will continue to increase in absolute dollars as we continue to hire additional personnel.

     Research and Development Expenses. Research and development expenses primarily consist of payroll and related costs for developing our web sites, including our internal banner advertising and page statistic systems, as well as developing our e-Tools, our free software products that help our web site visitors build their own web sites. Research and development expenses increased from $127,000, or 34.0% of revenues, in the quarter ended December 31, 1998 to $323,000, or 15.7% of revenues, in the quarter ended December 31,1999. The increase in research and development expenses largely reflects additions to our research and development staff of direct and contract personnel increasing our headcount from 19 to 24. We anticipate that these expenses will increase significantly as we continue to expand our technical staff to handle the integration of future acquisitions and development of new systems and e-Tools.

     Barter Advertising Expenses. For the quarter ended December 31, 1998, there were non-cash advertising costs of $36,000 from barter transactions as compared to $447,000 in the quarter ended December 31, 1999.

     Amortization of Deferred Stock-Based Compensation. Amortization expense of deferred stock-based compensation represents the vested portion of stock options that were granted to certain employees at exercise prices below the estimated fair valve. Amortization expense for the quarter ended December 31, 1998 was $577,000 as compared to $1,154,000 in the quarter ended December 31, 1999.

     Amortization of Intangible Assets. Amortization expense of intangible assets relates to the intangible assets of acquisitions. These intangible assets include goodwill, covenants not to compete, trademarks and animation libraries. There was no amortization expense for the quarter ended December 31, 1998 as compared to $424,000 in the quarter ended December 31, 1999.

     Compensation Expense Related to Acquisitions. Compensation expense related to acquisitions consists of the cash and stock payments related to acquisitions that are contingent solely on the continued employment of certain key employees of those acquisitions. These payments are considered by Andover.Net for accounting purposes to be compensation for services performed by these key individuals. There was no expense for the quarter ended December 31, 1998 as compared to $1,217,000 for the quarter ended December 31, 1999.

     Interest Income and Expense. Interest income increased from $12,000 in the quarter ended December 31, 1998, to $309,000 in the quarter ended December 31, 1999. The increase in interest income reflects the higher average cash balances resulting from the initial public offering during the quarter ended

December 31, 1999. There was no interest expense in the quarter ended December 31, 1998 as compared to $12.2 million in the quarter ended December 31, 1999. This increase is primarily attributable to the interest charge relating to the beneficial conversion of Series B redeemable convertible preferred stock into common stock in connection with the initial public offering.

     Provision for Income Taxes. We had no provision for income taxes for the quarters ended December 31, 1998 and 1999 because we incurred losses during these periods.

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1999

     Revenues. Substantially all of the revenues for the year ended September 30, 1998 and year ended September 30, 1999 were from advertisements on our network of web sites. In 1999, our revenues also included $100,000 of software product revenues related to the online sale of compact discs of animated graphics. Revenues increased 61.5% from $1.3 million in the year ended September 30, 1998 to $2.1 million in the year ended September 30, 1999. The increase was primarily due to an increase in banner advertising and sponsorships on our network of web sites and the advertising revenue attributed to the acquisitions of Slashdot.org, Animation Factory and Freshmeat.net. There were no barter revenues in the year ended September 30, 1998. In the year ended September 30, 1999, revenues from barter transactions were $570,000, or 26.9% of revenues.

     Cost of Revenues. Cost of revenues primarily consists of expenses associated with editorial content, communications infrastructure, and web site hosting. Our web site hosting expenses include expenses associated with our ownership of two servers, our lease of 17 servers and media fees. Cost of revenues increased from $327,000, or 25.3% of revenues, in the year ended September 30, 1998 to $733,000, or 34.6% of revenues, in the year ended September 30, 1999. The increase in cost of revenues reflects additional operations personnel and expenses for freelance contributors for editorial content, as well as higher costs for hosting our network of web sites which includes expenses for our server leases. We anticipate that cost of revenues will continue to increase in absolute dollars as we continue to enhance our content offerings and services and expand the number of data centers hosting our web sites.

     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of advertising and promotional expenditures and payroll, sales commissions and related expenses for personnel engaged in sales and marketing activities. Sales and marketing expenses increased from $744,000, or 57.7% of revenues, in the year ended September 30, 1998 to $2.0 million, or 92.0% of revenues, in the year ended September 30, 1999. The increase in expenses relates to added sales personnel and an increase in advertising and promotional expenses. In January 1999, we began to transition to a direct sales force. Previously, we had relied primarily on a limited number of independent, non-exclusive sales representatives to sell advertising for us. Between January and September of 1999, we expanded our direct sales personnel from three to 15. In addition to the increase in sales personnel, we substantially increased our advertising and promotional expenditures in the year ended September 30, 1999. We anticipate our sales and marketing expenses will substantially increase in the future as we continue to expand our direct sales force and invest in advertising and promotions to strengthen the Andover.Net brand.

     General and Administrative Expenses. General and administrative expenses primarily consist of payroll and related costs of management and administrative personnel, as well as professional fees and facility costs. General and administrative expenses increased from $360,000, or 27.9% of revenues, in the year ended September 30, 1998 to $1.5 million, or 69.8% of revenues, in the year ended September 30, 1999. The increase in expenses largely reflects the hiring of additional management and administrative personnel increasing our headcount from one to nine, employee recruiting costs and an increase in facility costs due to our move to larger, leased office space in May 1999. We anticipate that our general and administrative expenses will continue to increase in absolute dollars as we plan on hiring additional personnel and will incur costs associated with being a public company, including directors' and officers' liability insurance and higher professional service fees.

     Research and Development Expenses. Research and development expenses primarily consist of payroll and related costs for developing our web sites, including our internal banner advertising and page statistic systems, as well as developing our e-Tools, our free software products that help our web site visitors build their own web sites. Research and development expenses increased from $304,000, or 23.6% of revenues, in the year ended September 30, 1998 to $800,000, or 36.3% of revenues, in the year ended September 30, 1999. The increase in research and development expenses largely reflects additions to our research and development staff of direct and contract personnel increasing our headcount from six to 19. We anticipate that these expenses will increase significantly as we continue to expand our technical staff to handle the integration of future acquisitions and development of new internal systems and e-Tools.

     Barter Advertising Expenses. For the year ended September 30, 1999, there were non-cash advertising costs of $570,000 from barter transactions. There were no barter advertising costs in the year ended September 30, 1998.

     AMORTIZATION OF DEFERRED COMPENSATION -- Amortization expense of deferred compensation represents the vested portion of stock options which were granted to certain employees at exercise prices below the estimated fair valve.

     AMORTIZATION OF INTANGIBLE ASSETS -- Amortization expense of intangible assets relates to the intangible assets acquired of Slashdot.org, Animation Factory and Freshmeat.net. This amortization was $405,000, or 19.1% of revenues, for the year ended September 30, 1999 and was recorded in the fourth quarter of the fiscal year as the acquisitions were consummated on or after June 30, 1999.

     COMPENSATION RELATED TO ACQUISITIONS -- Compensation related to acquisitions consists of the cash and stock payments related to the Slashdot.org, Animation Factory and Freshmeat.net acquisitions that are contingent solely on the continued employment of key employees of those acquisitions. These payments are considered by Andover.Net for accounting purposes to be compensation for services performed by these key individuals. This compensation was $813,000, or 38.3% of revenues, for the year ended September 30, 1999 and was recorded in the fourth quarter of the fiscal year as the service provided related solely to the post-acquisition period.

     Interest Income and Expense. Interest income increased from $20,000 in the year ended September 30, 1998 to $88,000 in the year ended September 30, 1999. The increase in interest income reflects the higher average cash balances resulting from the private sale of equity securities during the year ended September 30, 1999. Interest expense increased from $49,000 in the year ended September 30, 1998 to $466,000 in the year ended September 30, 1999. Net interest expense increased from $29,000 for the year ended September 30, 1998 to $378,000 for the year ended September 30, 1999. This increase is primarily attributable to the interest charge relating to the beneficial conversion of notes payable into Series B redeemable convertible preferred stock.

     Provision for Income Taxes. We had no provision for income taxes for the year ended September 30, 1998 and 1999 because we incurred losses during these periods.

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1998

     Revenues. Revenues increased 74.1% from $741,000 in the fiscal year ended September 30, 1997 to $1.3 million in the fiscal year ended September 30, 1998. In fiscal 1997, we transitioned our business activities from software publishing to web site publishing. Revenues derived from sales of packaged goods software products in fiscal 1997 were $272,000 and initial advertising revenues on our web sites were $469,000. In fiscal 1998, substantially all of our revenues of $1.3 million represent advertising on our network of web sites. The increase in advertising revenues in fiscal 1998 was a result of increased sales of banner advertising and sponsorships from our expanding base of customers.

     Cost of Revenues. Cost of revenues increased from $303,000, or 40.9% of revenues, in the fiscal year ended September 30, 1997 to $327,000, or 25.3% of revenues, in the fiscal year ended September 30, 1998. In fiscal 1997, costs of advertising revenues were $136,000, or 29.0% of advertising revenues, and costs of software publishing revenues were $167,000, or 61.4% of software publishing revenues. In fiscal 1998, costs of revenues related entirely to advertising revenues. The lower costs of advertising revenues, as a percentage of advertising revenues, in fiscal 1998 was due to lower proportionate fixed costs on the higher year-to-year revenues.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $496,000, or 66.9% of revenues, in the fiscal year ended September 30, 1997 to $744,000, or 57.7% of revenues, in the fiscal year ended September 30, 1998. The increase in absolute dollars in sales and marketing expenses relates primarily to higher variable sales commissions on the year-to-year increases in revenues. During fiscal 1997 and 1998, we primarily relied on independent, non-exclusive sales representatives to sell our advertising. During this period, we increased our sales and marketing staff from two to three persons.

     General and Administrative Expenses. General and administrative expenses increased from $338,000, or 45.6% of revenues, in the fiscal year ended September 30, 1997 to $360,000, or 27.9% of revenues, in the fiscal year ended September 30, 1998. The increase in general and administrative expenses, in absolute dollars, relates primarily to administrative support from contract employees and other non-payroll administrative costs. For this period, our headcount decreased from two for the year ended September 30, 1997 to one for the year ended September 30,1998.

     Research and Development Expenses. Research and development expenses increased from $194,000, or 26.2% of revenues, in the fiscal year ended September 30, 1997 to $304,000, or 23.6% of revenues, in the fiscal year ended September 30, 1998. The increase in research and development expenses, in absolute dollars, relates primarily to personnel additions to our development staff which increased our headcount from four to six.

     Interest Income and Expense. Interest income increased from $1,000 in the year ended September 30, 1997 to $20,000 in the fiscal year ended September 30, 1998. Interest expense decreased from $75,000 in the fiscal year ended September 30, 1997 to $49,000 in the fiscal year ended September 30, 1998. Net interest expense decreased from $74,000 for the year ended September 30, 1999 to $29,000 for the year ended September 30, 1998. The increase in interest income in fiscal 1998 over fiscal 1997 relates to higher average cash balances during fiscal 1998. The interest expense over this two-year period relates to a secured loan we received from two of our stockholders in fiscal 1993. This loan was repaid in early fiscal 1998.

     Provision for Income Taxes. We had no provision for income taxes for fiscal years ended September 30, 1997 or 1998 because we incurred losses during these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded operations primarily through the private sales of common and preferred stock and short-term loans, which are convertible into equity securities, together with cash flow from operations. As of December 31, 1999, we had $78.4 million in cash and cash equivalents, total current assets of $80.8 million and working capital of $78.2 million. We completed an initial public offering of our common stock on December 8, 1999. We received proceeds of $77.4 million from the issuance of 4.6 million shares of our common stock. In September 1999, we issued 600,568 shares of Series B convertible preferred stock. We received proceeds of $10.1 million from the issuance of the 480,354 shares of Series B convertible preferred stock to a new investor. In addition, we issued 120,214 shares of Series B convertible preferred stock upon conversion of approximately $2.1 million of principal and interest under convertible notes that were issued to existing shareholders in June 1999.

     Net cash used in operating activities was $2.5 million in fiscal 1999 and $2.0 million for the quarter ended December 31, 1999. The net cash used in operating activities for all of these periods was primarily a result of our operating losses before non-cash expenses.

     Cash used for additions to property and equipment was $242,000 in fiscal 1999, and $268,000 for the quarter ended December 31, 1999. For the year ended September 30, 1999 and the quarter ended December 31, 1999, the additions to property and equipment consisted of leasehold improvements, furniture and office equipment for our new leased office space, as well as computer equipment necessary to support personnel additions.

     In June 1999, we paid $1.75 million in cash at closing for our acquisitions of Slashdot.org ($1.5 million) and Animation Factory ($250,000). Under the terms of the Slashdot.org acquisition, there are additional contingent cash payments of up to $1.5 million in January 2000, $1.0 million in June 2000 and $1.0 million in June 2001. The amount of each of these cash payments is dependent on the continued employment of two key employees of Slashdot.org. In addition, the acquisition price of Slashdot.org includes the issuance of $2.0 million of stock valued at the initial public offering price upon the closing of this offering and contingent payments of up to an additional $5.0 million of stock valued at the initial public offering price and payable in installments over a two-year period, following this offering. The payment of this stock consideration is contingent upon the continued employment of the key employees of Slashdot.org and the achievement of certain performance milestones relating to traffic on the web site over the two-year period. Under the terms of the Animation Factory acquisition, there are additional cash payments totaling $1.25 million, payable in 15 equal monthly installments beginning October 1999. This amount payable of $1.2 million as of September 30, 1999, representing future cash payments less interest, is reflected in current liabilities for $910,000 and in long-term liabilities for $244,000. In addition, the acquisition price of Animation Factory includes the issuance of $200,000 of stock valued at the initial public offering price upon the closing of this offering and contingent payments of up to an additional $400,000 of stock valued at the initial public offering price and payable in installments over a two-year period following this offering. The payment of this stock consideration is contingent upon the continued employment of the two key employees of Animation Factory and the achievement of certain performance milestones relating to sales and traffic on the web site over the two-year period.

     We have intangible assets of $3.0 million, consisting primarily of goodwill, as of December 31, 1999 relating to the acquisitions of Slashdot.org and Animation Factory. The purchase price for these acquisitions represents the up-front cash payment for both acquisitions, as well as the installment cash payments due under the Animation Factory acquisition. The intangible assets will be amortized over a three-year period on a straight-line basis. The future contingent cash payments under the Slashdot.org acquisition, as well as the future contingent stock payments under both acquisitions that are directly based on continued employment, will be charged to operations over the period the payments are made. The future contingent stock payments that are based on the achievement of future milestones and the continued employment of the key employees will be recognized upon the achievement of these milestones.

     In August 1999, we paid $367,000 in cash at closing for our acquisition of Freshmeat.net. Under the terms of the Freshmeat.net acquisition, there are additional cash payments totaling $300,000, payable in 15 equal monthly installments beginning September 1999. This amount payable of $265,000 as of September 30, 1999, representing future cash payments less interest, is reflected in current liabilities for $225,000 and in long term liabilities for $40,000. In addition, the purchase agreement also includes the issuance of $111,111 of stock valued at the initial public offering price upon the closing of this offering and contingent payments of up to an additional $222,222 of stock valued at the initial public offering price and payable over a two-year period following this offering. The payment of this stock consideration is contingent upon the continued services provided by the principal of Freshmeat.net in accordance with a service agreement. These future contingent stock payments will be charged to operations over the period the payments are made.

     During fiscal 1997, we received net proceeds of $1.3 million from sales of Series B convertible preferred stock, Series A redeemable preferred stock and common stock. We then changed our capital structure and issued Series C redeemable preferred stock and common stock in exchange for our outstanding Series A convertible preferred stock and Series B convertible preferred stock. Between November 1998 and January 1999, we received net proceeds of $2.8 million for the issuance of Series C redeemable preferred stock and common stock. In connection with our merger in September 1999 with a wholly owned subsidiary to effect our reincorporation in Delaware, the Series C redeemable preferred stock was converted into Series A redeemable preferred stock.

     We currently anticipate that available funds as of December 31, 1999 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through at least December 31, 2000.

YEAR 2000

     Many existing computer programs use only two digits to identify a year and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. If not corrected, many computer software applications could fail or create erroneous results by, on or after the year 2000. We use software, computer technology and other services provided by third parties that may fail due to the year 2000 phenomenon.

  State of Readiness

     We have made a preliminary assessment of the year 2000 readiness of our information technology systems. This assessment includes but is not limited to the hardware and software necessary to provide and deliver our services. We are also performed assessments of our non-information technology systems, which include many of the building and office equipment systems.

     Our year 2000 readiness plan consisted of the following steps:

     - quality assurance testing of our internally developed software;

     - contacted third-party vendors of hardware, software and services that we utilize and obtaining certification from those vendors as to the year 2000 readiness of their products;

     - contacted material non-information technology systems and service providers that we utilize and obtaining certification from those providers as to the year 2000 readiness of their products;

     - developed and implemented necessary remedial measures; and

     - created contingency plans in the event of year 2000 failures.

     Our year 2000 task force, directed by our Chief Technology Officer, conducted an inventory of and developed and implemented testing procedures for all software and other systems that might be affected by year 2000 issues. Because third parties developed and currently support many of the systems we use, a significant portion of this effort involves ensuring that these third-party systems are year 2000 ready. We contacted our third-party vendors and obtained representations regarding their year 2000 readiness and we have completed testing of those third-party systems.

  Costs

     To date, we have spent approximately $75,000 on year 2000 readiness issues. Most of our expenses to date related to time spent by employees in the evaluation process and developing and implementing necessary remedial measures. If these expenses are significantly higher than expected our business, results of operations and financial condition could suffer.

  Risks

     We are not currently aware of any year 2000 readiness problems relating to our internally developed software or third-party supplied hardware, software and services that would have a material adverse affect on our business. However, as we continue our evaluation and testing, we may discover year 2000 readiness problems. These problems may require us to substantially revise our systems or revise or replace third-party hardware, software or services, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed software or third-party hardware, software or services on a timely basis could result in interruptions. These interruptions could harm our business, results of operations and financial condition.

     We are dependent on a number of third-party vendors to provide network services and equipment. A significant year 2000-related disruption of the services or equipment that third-party vendors provide to us could cause our users, advertisers or sponsors to consider seeking alternate content providers or cause a significant burden on our technical support, which could adversely affect our business. In addition, a systematic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering services or prevent users from accessing our network, could harm our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and investments. We invest our cash and cash equivalents and investments in short-term, interest-bearing, investment grade securities. Our transactions are conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on Andover.Net's Consolidated Financial Statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The adoption of this statement did not have a material impact on Andover.Net's financial position or consolidated results of operations.

FACTORS AFFECTING ANDOVER.NET'S BUSINESS, OPERATING RESULTS AND
FINANCIAL CONDITION

WE HAVE ONLY BEEN OPERATING AS AN INTERNET COMPANY SINCE MARCH 1997.

     Although we began operating in May 1992, we only commenced our Internet focus in March 1997. Prior to that time we were engaged in the business of software publishing and derived our revenue from sales of packaged software products. We discontinued this aspect of our business during the second quarter of fiscal 1997 and commenced our current business, which generates revenues primarily from advertising sales. Thus, we have a limited operating history in our current market upon which you can evaluate our business. The limited amount of information about us makes it difficult for you to predict whether we will be successful. We are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services.

     We might not be successful in addressing these risks or other risks we may face. If we are unable to address these risks adequately, our business, results of operations and financial condition may suffer.

WE EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE.

     We have incurred significant operating losses since our inception in 1992. We had net losses of approximately $474,000 for the year ended September 30, 1998 and $5.4 million for the year ended September 30, 1999 and $15.7 million for the quarter ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $24.1 million. We expect to incur significant losses in the near term as we substantially increase our sales and marketing, general and administrative, and research and development expenses. In addition, we are investing considerable resources in our expansion strategies. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

ATTEMPTS TO EXPAND BY MEANS OF ACQUISITIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL.

     We intend to expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances both in the United States and internationally. We may not, however, be able to enter into such combinations and alliances. Furthermore, any such expansion may harm our operational efficiency, financial performance and relationships with employees and third parties. Our ability to expand in this way may be limited due to the many financial and operational risks accompanying these transactions. For example:

     - we may have difficulty assimilating the operations, technology and personnel of any acquired companies;

     - the allocation of resources to consummate these transactions may disrupt our business;

     - we may have problems retaining key technical and managerial personnel from acquired companies;

     - we may experience one-time, in-process research and development charges as well as ongoing expenses associated with deferred compensation and amortization of goodwill and other purchased intangible assets;

     - our stockholders will be diluted if we issue equity to fund these transactions;

     - acquired businesses may initially be unprofitable resulting in our assumption of operating losses and increased expenses;

     - our reputation may be harmed if the Linux, and more generally Open Source, or Linux/Open Source, communities do not approve of these transactions; and

     - our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

     Furthermore, we have acquired and intend to continue to acquire complementary web sites, companies, technologies, services and products as appropriate opportunities arise. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of that acquisition successfully, obtain financing or integrate the acquired company's personnel and operations. We may also have difficulty continuing to acquire web sites and other Internet media properties at the prices historically paid due to the escalation of Internet media valuations. If we make acquisitions outside of our core business, assimilating the acquired technology, services or products into our operations could be difficult. This may cause a disruption in our ongoing business, distract management and make it difficult to maintain standards, controls and procedures. In addition, we might be required to incur debt or issue equity securities to pay for any future acquisitions. If the market price for acquisition targets increases substantially, our business, results of operations and financial condition could suffer.

WE RELY ON THE GROWTH OF THE LINUX/OPEN SOURCE MOVEMENT.

     Our business relies on growth in the use of Linux and other Open Source operating systems. Generally, this software is provided for free or for less than $100. If the Open Source community of third-party software developers does not continue to improve the functionality of the Linux operating system, or fails to introduce new Open Source software or software enhancements, or develops predominantly expensive, proprietary software, the use of these operating systems may not increase and our business, results of operations and financial condition will suffer.

NEGATIVE REACTION WITHIN THE OPEN SOURCE COMMUNITY TO OUR BUSINESS STRATEGY COULD HARM OUR REPUTATION AND BUSINESS.

     Some members of the Open Source community have criticized the commercialization of the Open Source movement through activities such as licensing proprietary versions of Open Source software, providing services to the users of Open Source software and selling advertisements to companies that seek access to the user group that visits web sites dedicated to Open Source software. We provide services to the users of Open

Source software and sell advertisements on our web sites. This type of negative reaction, if widely shared by our visitors or the rest of the Open Source community, could harm our reputation and diminish the Andover.Net brand. Our business, results of operations and financial condition could suffer accordingly.

WE HAVE A SIGNIFICANT AMOUNT OF NET INTANGIBLE ASSETS.

     We had approximately $3.0 million of net intangible assets, primarily goodwill, as of December 31, 1999. If we are unable to recover the recorded amounts of our intangible assets, our business, results of operations and financial condition will suffer.

HISTORICALLY WE HAVE GRANTED OPTIONS TO PURCHASE COMMON STOCK AT LOW EXERCISE PRICES.

     Historically we have granted employees options to purchase our common stock at exercise prices less than fair market value. During the quarter ended December 31, 1999, we granted options to purchase 375,000 shares of common stock to employees and non-employee directors with exercise prices ranging from $7.08 to $18.00 per share. We have recognized additional compensation expense of $279,000 for the quarter ending December 31, 1999 relating to the difference between the exercise price of the options and the fair value of our common stock. We will recognize additional compensation expenses of $4.3 million as the options vest over the next four years that will dilute any earnings that we may achieve.

OUR HEAVY RELIANCE ON ADVERTISING REVENUES, INCLUDING BARTER ADVERTISING, COULD IMPACT OUR OPERATING RESULTS.

     Advertising revenues, including barter advertising, accounted for 86% of our total net revenues for the quarter ended December 31, 1999. As we execute our Internet strategy, we expect to continue to derive a majority of our revenue from advertising on our network for the foreseeable future. We may not generate these revenues if advertisers do not maintain or increase their current levels of Internet advertising. Advertisers that currently advertise on the Internet may reduce or eliminate this form of advertising, and advertisers that have traditionally relied upon other advertising media may be reluctant to begin to advertise on the Internet.

     Moreover, widespread adoption of currently available software programs that limit or prevent advertisements from being delivered to an Internet user's computer would negatively affect the commercial viability of Internet advertising and would further deter advertisers from increasing or maintaining current levels of Internet advertising. Our ability to execute our Internet strategy successfully will suffer if the market for Internet advertising fails to develop or develops more slowly than expected.

     Different pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard. We currently use two different models to sell advertising. We sell advertisements such as large and small banner advertisements and display advertisements to customers on a month-to-month basis. Additionally, we enter into sponsorship arrangements with some customers that include four to six month agreements, more complex advertisements and preferential placement on our network. If we cannot quickly and successfully respond to changes in pricing models for Internet advertising, or identify and adopt any industry standards that may emerge, we will not be able to attract a sufficient number of advertising customers, and our Internet advertising strategy will fail.

     We expect that it will be important to our advertisers that we accurately measure the demographics of the visitors to our network. If we are unable to provide this demographic data for any reason, or if it becomes costly to do so, then companies may choose not to advertise on our network or may pay less for advertising on our network.

     While we currently engage in limited e-commerce through our online sales of animation compact discs and Linux and Open Source related gifts, books and paraphernalia and subscriptions to animation archives, we intend to expand the scope of our e-commerce offerings through a combination of internal development and strategic acquisitions. If our e-commerce strategy does not generate a significant amount of revenue, then we expect to depend primarily on advertising revenues for the foreseeable future. As a result, the level of advertising revenues in each quarter is likely to significantly affect our quarterly revenues and operating results. Our selling and marketing, general and administrative, research and development, barter advertising, amortization of deferred compensation, amortization of intangible assets and compensation related to acquisitions expenses are based on expectations of future revenues and are relatively fixed in the short term. Total operating expenses were approximately $5.4 million during the quarter ended December 31, 1999. If our advertising and other revenues are lower than expected, we might not be able to reduce spending proportionately. In addition, we intend to significantly increase total operating expenses to expand our business. Any shortfall in revenues would have a direct impact on operating results for a particular quarter, and these fluctuations could affect the market price of our common stock.

47.1% OF OUR CASH ADVERTISING REVENUES COMES FROM OUR TOP 10 ADVERTISERS.

     We have derived our revenues to date from a limited number of advertising customers, and we expect that a limited number of advertisers will continue to account for a significant portion of our revenues. For the quarter ended December 31, 1999, cash advertising revenues of $1,325,000 represented 64.4% of our total net revenues, and barter revenues of approximately $447,000 represented approximately 21.7% of our total net revenues. In particular, IBM accounted for approximately 18.2% of our cash advertising revenues for the quarter ended December 31, 1999, and our top ten advertisers accounted for an aggregate of approximately 47.1% of our cash advertising revenues for the quarter ended December 31, 1999. Moreover, we generally sell advertising through the use of insertion order agreements, which are short-term orders to place advertisements on our web sites. These agreements are subject to cancellation with no minimum notice requirement. Current advertisers may not continue to purchase advertising from us, or we may not be able to attract additional advertisers. If we lose one or more of the advertisers that represent a material portion of our revenues, or if we experience the non-payment or late payment of amounts due by a significant advertiser, our business, results of operations and financial condition could suffer.

WE MAY FAIL TO DEVELOP AND PROMOTE OUR NETWORK EFFECTIVELY, WHICH MAY PREVENT US FROM ATTRACTING NEW VISITORS AND ADVERTISERS TO OUR NETWORK.

     Enhancing our network is critical to our ability to increase our revenue because we deliver services and content to users through our network, and we display advertisements on our network. We intend to enhance our network by internally creating and externally acquiring additional complementary web sites. We develop some of the content currently on our web sites. Other content is developed by third parties and posted on our network. In order to attract and retain Internet users and advertisers, we intend to substantially increase our expenditures to further promote and develop our network. Our success in developing and promoting the Andover.Net network will also depend on our ability to provide high quality content, features and functionality. If we fail to promote our network successfully or if visitors to our network or advertisers do not perceive our services to be useful, current or of high quality, our business, results of operations and financial condition will suffer.

WE DEPEND ON AN EFFECTIVE DIRECT SALES FORCE.

     We depend on our direct sales force to sell advertising on our network. This dependence involves the following risks:

     - the need to increase the size of our direct sales force;

     - the need to hire, retain, integrate and motivate additional sales and sales support personnel;

     - lack of experience of our two new sales personnel; and

     - competition from other companies in hiring and retaining sales personnel.

     Our business, results of operations and financial condition may suffer if we do not maintain an effective direct sales force.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY.

     The market for Internet-based content offerings and services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other web sites which are aimed specifically at Linux/Open Source users as well as other companies that direct some of their overall web content and services at the Internet professional community. We also compete for circulation with general interest portal and destination web sites as well as traditional media.

     In addition, the competition in the sale of advertising on the Internet, including competition from Internet portals and other high-traffic sites, is intense. Advertising rates are primarily based on the amount of traffic on a web site and the demographics of the visitors to the web site. This competition has resulted in a wide range of rates quoted by different vendors for a variety of advertising services. As a result, we cannot accurately predict the future levels of Internet advertising revenues that we will realize. Most of the advertisements on our network are large or small banner advertisements or larger, more complex display advertisements, which are viewed by visitors to our web sites. The prices for Internet advertising may also be affected by competition among current and future suppliers of Internet navigational services or web sites and advertising networks. This, together with competition with other traditional media for advertising placements, could result in significant price competition, reduced pricing for Internet advertising and reductions in our advertising revenues.

     An important part of our strategy is to develop and increase the reputation of our brand names. If we are unable to do so, or if our competitors develop their brand names more successfully than we do, our future growth, business, results of operations and financial condition would suffer.

     Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. We might not be able to compete successfully against our current or future competitors.

WE MIGHT NOT BE ABLE TO ADEQUATELY MANAGE OUR GROWTH.

     Our network's page views have increased from approximately 6.5 million for the month ended September 30, 1998 to greater than 50 million for the month ended December 31, 1999. In connection with that growth, we have increased the number of our employees from 11 to 63 over the same period. Our recent growth has placed, and will continue to place, a significant strain on our managerial, operational and financial resources. We must continue to implement and improve our operational and financial systems and expand, train and manage our employee base to manage this future growth. We also intend to establish or acquire additional web sites, which will create additional operational and management complexities. In addition, we expect that our operational and management systems will face increased strain as a result of the expansion of our content offerings and services. We might not be able to manage effectively the expansion of our operations and systems, and our procedures and controls might not be adequate to support our operations. In addition, our management might not be able to make and execute decisions rapidly enough to exploit market opportunities for the expansion of our content offerings and services. If we are unable to manage our growth effectively, our business, results of operations and financial condition would suffer.

WE DEPEND ON THE CONTINUED SERVICE OF OUR KEY OFFICERS.

     Our future success depends on the continued services of a number of key officers including Bruce A. Twickler, President, Chief Executive Officer and Chairman, Adam B. Green, Chief Technology Officer and Peter A. Phelps, Chief Financial Officer. The loss of the technical knowledge and industry expertise of any of these officers could seriously impede our success. If we lose one or a group of our key employees, particularly to a competitor, our business, financial condition and results of operations could suffer.

WE ARE VULNERABLE TO UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES, WHICH MAY RESULT IN REDUCED VISITOR TRAFFIC ON OUR NETWORK, DECREASED REVENUE AND HARM TO OUR REPUTATION.

     Substantially all of our communications hardware and other hardware related to our web sites is located at one location. Fire, floods, hurricanes, tornadoes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. In addition, our servers are vulnerable to computer viruses, electronic break-ins, human error and other similar disruptive problems which could adversely affect our systems and web sites. We could lose revenue and suffer damage to our reputation if any of these occurrences affected our systems because we would have decreased visitor traffic on our network. Our insurance policies may not adequately compensate us for any losses that may occur due to failures or interruptions in our systems.

OUR SYSTEMS MAY FAIL OR EXPERIENCE A SLOWDOWN AND OUR USERS DEPEND ON OTHERS FOR ACCESS TO OUR NETWORK.

     Our network must accommodate a high volume of traffic and deliver frequently updated information. Our network has in the past, and may in the future, experience slower response times or decreased traffic for a variety of reasons. Slower response times can result from general Internet problems, routing and equipment problems by third-party Internet access providers, problems with third-party advertising servers and increased traffic to our servers. Our network could experience interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our community of Internet users depends on Internet service providers, online service providers and other web sites' operators for access to our network. Those providers have experienced outages in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our network. If we experience any of these problems, our reputation and brand name could suffer, users might perceive our network as not functioning properly and our business, results of operations and financial condition could suffer.

OUR COMPUTER SYSTEMS, AS WELL AS THOSE OF OUR CUSTOMERS AND SUPPLIERS, COULD FAIL AS A RESULT OF THE YEAR 2000 PROBLEM.

     Our business will suffer if the computer systems we use, as well as the computer systems used by our Internet users, advertisers and vendors, do not continue to correctly process the change in year from "99" to "00". There may be parts of our computer systems and aspects of the year 2000 issue, including the potential cost of addressing the year 2000 issue, that we have failed to consider. If our efforts and the efforts of our users, advertisers, vendors and other service providers to address the year 2000 issue are not successful, our business, results of operations and financial condition could suffer.

OUR FAILURE TO UPDATE AND MODERNIZE OUR INTERNAL SYSTEMS, PROCEDURES AND CONTROLS MAY PREVENT THE IMPLEMENTATION OF OUR BUSINESS STRATEGIES IN A RAPIDLY EVOLVING MARKET AND MAY LIMIT OUR FUTURE GROWTH.

     Our operational and financial systems, procedures and controls, which are adequate for a small private company, may become outdated as we grow. Our business could suffer if we fail to improve our transaction processing and reporting systems and procedures, or to expand and train our expanding workforce quickly enough to maintain a competitive position in our markets. In addition, failure to quickly replace obsolete systems, procedures and controls could impede our management's decision-making abilities. This, in turn, may impair our ability to pursue business opportunities and may hamper future growth.

THE AVAILABILITY OF BARTER TRANSACTIONS MAY BE LIMITED WHICH COULD INCREASE OUR MARKETING COSTS.

     We engage in barter transactions, which reduce cash expenditures in marketing. Barter is the exchange by us of advertising space on our network for reciprocal advertising space on other web sites. During the quarter ended December 31, 1999, 22% of our viewable pages contained bartered advertisements, and we recognized $447,000 of advertising revenues from barter transactions. In the future, our ability to barter may be limited due to a lack of availability or willingness of other web sites to enter into barter transactions. This could increase our expenses, which could harm our business.

OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM MISAPPROPRIATING OUR INTELLECTUAL PROPERTY RIGHTS.

     We use a number of trademarks that contribute to drawing visitors to our web sites. We are uncertain as to whether a trademark owner in the United States or another country will have superior rights that will result in our inability to continue to use one or more of our trademarks. The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to protect our trademark rights adequately could damage or even destroy the Andover.Net brand and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD HARM OUR BUSINESS.

     Although we have historically received an insubstantial amount of revenue from advertisers in foreign countries, in the future we may expand into international markets in order to diversify our advertising revenues. While we have only one employee located in Europe, our content offerings are viewed internationally. The markets in which we may undertake international expansion generally have technology and online industries that are less developed than those in the United States.

     There are risks inherent in doing business in international markets, such as the following:

     - uncertainty of product acceptance by different cultures;

     - unforeseen changes in regulatory requirements impacting the use of the Internet and online content;

     - difficulties in staffing and managing multinational operations;

     - government imposed restrictions on the repatriation of funds; and

     - potentially adverse tax consequences.

     These factors could harm our ability to successfully operate internationally and could harm our business.

                     RISKS RELATED TO OUR INTERNET STRATEGY

OUR FUTURE RESULTS DEPEND ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

     Our market is new and rapidly evolving. Our business could suffer if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

     - inadequate network infrastructure;

     - security concerns;

     - inconsistent quality of service;

     - lack of availability of cost-effective and high-speed service; and

     - changes in government regulation of the Internet.

     If Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our network and would therefore harm our business.

WE ARE VULNERABLE TO CLAIMS THAT OUR CONTENT INFRINGES THIRD PARTY INTELLECTUAL PROPERTY RIGHTS PARTICULARLY BECAUSE OUR CONTENT IS COMPRISED OF MANY DISTINCT SOFTWARE COMPONENTS DEVELOPED BY THOUSANDS OF INDEPENDENT PARTIES.

     We may be exposed to future litigation based on claims that our content infringes on the intellectual property rights of others. This risk is exacerbated by the fact that independent parties over whom we exercise no supervision or control develop most of the code in applications on our network. Claims of infringement could require us to obtain licenses from third parties in order to continue offering our content. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim, could place a significant strain on our financial resources and harm our reputation.

WE MAY BE SUED AS A RESULT OF INFORMATION PUBLISHED OR POSTED ON OR ACCESSIBLE FROM OUR NETWORK.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our network. These types of claims have been brought, sometimes successfully, against online services in the past, and can be costly to defend. We may also be subjected to claims based on content that is accessible from our network through links to other web sites or through content and materials that visitors to our network may post. The scope and amount of our commercial and general liability insurance may not adequately protect us against these types of claims.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET.

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited certain types of information and content from being transmitted over the Internet. Several other nations have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, local telephone carriers have argued before the Federal Communications Commission that Internet service providers and online service providers should be required to pay fees for access to local telephone networks in a manner similar to long distance telephone carriers. If these efforts are successful, costs for Internet access could increase sharply. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. New laws or regulations relating to various aspects of the Internet including online content, access charges, product quality and taxes could harm our business.

REGULATION COULD REDUCE THE VALUE OF OUR DOMAIN NAMES THAT WOULD HARM OUR BRAND RECOGNITION.

     We own the Internet domain name "andover.net" as well as numerous other domain names both in the United States and internationally. Our domain names are important because they allow visitors to locate our web sites and build brand recognition. Internet regulatory bodies regulate domain names. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the "andover.net" or comparable domain names in all the countries in which we conduct business, which could harm our business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. If this occurs, our business, results of operations and financial condition would suffer.

THE INTERNET INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE.

     Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success will depend on our ability to continually improve our content offerings and services. In addition, the widespread adoption of developing technologies could require fundamental and costly changes in our technology and could adversely affect the nature, viability and measurability of Internet-based advertising, which could harm our business.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        ANDOVER.NET, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ANDOVER.NET, INC. AND SUBSIDIARY
Report of Independent Public Accountants....................    37
Consolidated Balance Sheets as of September 30, 1998 and
  1999 and December 31, 1999................................    38
Consolidated Statements of Operations for the Years Ended
  September 30, 1997, 1998 and 1999 and the Three Months
  Ended December 31, 1998 (unaudited) and 1999..............    39
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1997, 1998 and 1999 and
  the Three Months Ended December 31, 1999..................    40
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, 1998 and 1999 and the Three Months
  Ended December 31, 1998 (unaudited) and 1999..............    41
Notes to Consolidated Financial Statements..................    42
ANDOVER.NET, INC. PRO FORMA UNAUDITED FINANCIAL INFORMATION
Introduction to Pro Forma Financial Information.............    60
Pro Forma Combined Statement of Operations for the Year
  Ended September 30, 1999..................................    61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Andover.Net, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Andover.Net, Inc. (a Delaware corporation) and subsidiary as of September 30, 1998 and 1999 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended September 30, 1997, 1998 and 1999 and for the three months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andover.Net, Inc. and subsidiary as of September 30, 1998 and 1999 and December 31, 1999, and the results of its operations and cash flows for the three years ended September 30, 1997, 1998 and 1999 and for the three months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 25, 2000 (except for the matters discussed in Note 14(a) and (b), as to which the date is February 7, 2000)

                        ANDOVER.NET, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,
                                                              ------------------    DECEMBER 31,
                                                               1998       1999          1999
                                                              -------    -------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................  $   196    $ 9,871      $ 78,409
  Restricted cash...........................................       --         --           606
  Accounts receivable, net of allowance of $13, $100 and
     $150 as of September 30, 1998 and 1999 and December 31,
     1999, respectively.....................................      308        539         1,084
  Other current assets......................................        6        126           717
                                                              -------    -------      --------
          Total current assets..............................      510     10,536        80,816
Property and equipment, net.................................       23        218           457
Other assets:
  Intangible assets.........................................       --      3,166         2,959
  Deferred offering costs...................................       --        485            --
  Other.....................................................       --         35           185
                                                              -------    -------      --------
                                                                   --      3,686         3,144
                                                              -------    -------      --------
                                                              $   533    $14,440      $ 84,417
                                                              =======    =======      ========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $   121    $   301      $    309
  Accrued expenses..........................................      159      1,567           497
  Amounts due to stockholders...............................       --         --           606
  Long-term debt -- Current portion.........................       --        654         1,163
                                                              -------    -------      --------
          Total current liabilities.........................      280      2,522         2,575
Long-term debt..............................................       --        762            --
Commitments and contingencies (Note 9)
Series A redeemable preferred stock, at redemption value
  (Note 10(b))..............................................    2,362      4,800            --
Series B redeemable convertible preferred stock at
  redemption value (Note 10(c)).............................       --     12,669            --
Stockholders' equity (deficit):
  Common stock, $0.01 par value -- Authorized -- 100,000
     shares; issued and outstanding -- 5,119 shares at
     September 30, 1998, 7,983 shares at September 30, 1999
     and 15,734 shares at December 31, 1999.................       51         80           158
  Additional paid in capital................................      105      6,934       110,116
  Deferred stock-based compensation.........................       --     (5,156)       (4,281)
  Accumulated deficit.......................................   (2,265)    (8,171)      (24,151)
                                                              -------    -------      --------
          Total stockholders' equity (deficit)..............   (2,109)    (6,313)       81,842
                                                              -------    -------      --------
                                                              $   533    $14,440      $ 84,417
                                                              =======    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                               YEARS ENDED SEPTEMBER 30,        DECEMBER 31,
                                               -------------------------   ----------------------
                                                1997     1998     1999        1998         1999
                                               ------   ------   -------   -----------   --------
                                                                           (UNAUDITED)
Net revenues:
  Advertising................................  $  469   $1,290   $ 1,451     $  337      $  1,325
  Barter advertising.........................      --       --       570         36           447
  E-commerce.................................      --       --       100         --           285
  Software products..........................     272       --        --         --            --
                                               ------   ------   -------     ------      --------
          Total net revenues.................     741    1,290     2,121        373         2,057
                                               ------   ------   -------     ------      --------
Cost of revenues:
  Editorial content and related..............     136      327       731        107           355
  E-commerce.................................      --       --         2         --           126
  Software products..........................     167       --        --         --            --
                                               ------   ------   -------     ------      --------
          Total cost of revenues.............     303      327       733        107           481
                                               ------   ------   -------     ------      --------
Gross profit.................................     438      963     1,388        266         1,576
Operating expenses:
  Sales and marketing........................     496      744     1,382        177           836
  General and administrative.................     338      360     1,480        145           949
  Research and development...................     194      304       770        127           323
  Barter advertising.........................      --       --       570         36           447
  Amortization of deferred stock-based
     compensation............................      --       --     1,023        577         1,154
  Amortization of intangible assets..........      --       --       405         --           424
  Compensation expense related to
     acquisitions............................      --       --       813         --         1,217
                                               ------   ------   -------     ------      --------
          Total operating expenses...........   1,028    1,408     6,443      1,062         5,350
                                               ------   ------   -------     ------      --------
          Loss from operations...............    (590)    (445)   (5,055)      (796)       (3,774)
Interest income..............................       1       20        88         12           309
Interest expense.............................     (75)     (49)     (466)        --       (12,255)
                                               ------   ------   -------     ------      --------
          Net loss...........................  $ (664)  $ (474)  $(5,433)    $ (784)     $(15,720)
                                               ------   ------   -------     ------      --------
Accrued dividends on redeemable preferred
  stock......................................      41      134       354         45           260
                                               ------   ------   -------     ------      --------
          Net loss attributable to common
            stockholders.....................  $ (705)  $ (608)  $(5,787)    $ (829)     $(15,980)
                                               ======   ======   =======     ======      ========
Basic and diluted net loss per share
  applicable to common stockholders (Note
  2(j))......................................  $(0.29)  $(0.12)  $ (0.78)    $(0.14)     $  (1.61)
                                               ======   ======   =======     ======      ========
Basic and diluted weighted average shares
  outstanding................................   2,468    5,110     7,419      5,960         9,923
                                               ======   ======   =======     ======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  COMMON STOCK
                                                 .01 PAR VALUE
                                               ------------------     DEFERRED     ADDITIONAL                      TOTAL
                                               NUMBER OF            STOCK-BASED     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                                SHARES     AMOUNT   COMPENSATION    CAPITAL       DEFICIT     EQUITY (DEFICIT)
                                               ---------   ------   ------------   ----------   -----------   ----------------
Balance, September 30, 1996..................    1,763      $ 18      $    --       $     --     $   (813)        $   (795)
  Recapitalization of preferred stock........    1,709        17           --             --         (139)            (122)
  Issuance of common stock...................    1,206        12           --             78           --               90
  Issuance costs related to Series A
    redeemable preferred stock...............       --        --           --             --          (41)             (41)
  Conversion of convertible promissory notes
    to Series A redeemable preferred stock
    and common stock.........................      402         4           --             27           --               31
  Exercise of stock options..................       15        --           --             --           --               --
  Net loss...................................       --        --           --             --         (664)            (664)
                                                ------      ----      -------       --------     --------         --------
Balance, September 30, 1997..................    5,095        51           --            105       (1,657)          (1,501)
  Accrued dividends on Series A redeemable
    preferred stock..........................       --        --           --             --         (134)            (134)
  Exercise of stock options..................       24        --           --             --           --               --
  Net loss...................................       --        --           --             --         (474)            (474)
                                                ------      ----      -------       --------     --------         --------
Balance, September 30, 1998..................    5,119        51           --            105       (2,265)          (2,109)
  Accrued dividends on Series A redeemable
    preferred stock..........................       --        --           --             --         (313)            (313)
  Issuance of common stock...................    2,636        26           --            650           --              676
  Issuance costs related to Series A
    redeemable preferred stock...............       --        --           --             --          (34)             (34)
  Issuance costs related to Series B
    redeemable convertible preferred stock...       --        --           --             --          (85)             (85)
  Accrued dividends on Series B redeemable
    convertible preferred stock..............       --        --           --             --          (41)             (41)
  Exercise of stock options..................      228         3           --             --           --                3
  Deferred stock-based compensation related
    to stock options.........................       --        --       (6,179)         6,179           --               --
  Amortization of deferred stock-based
    compensation.............................       --        --        1,023             --           --            1,023
  Net loss...................................       --        --           --             --       (5,433)          (5,433)
                                                ------      ----      -------       --------     --------         --------
Balance, September 30, 1999..................    7,983      $ 80      $(5,156)      $  6,934     $ (8,171)        $ (6,313)
                                                ------      ----      -------       --------     --------         --------
  Issuance of common stock from initial
    public offering, net of $1,861 issuance
    costs....................................    4,600        46           --         75,511           --           75,557
  Conversion of Series B redeemable
    convertible preferred stock to common
    stock....................................    3,017        30           --         12,824           --           12,854
  Accrued dividends on Series A redeemable
    preferred stock..........................       --        --           --             --          (75)             (75)
  Accrued dividends on Series B redeemable
    preferred stock..........................       --        --           --             --         (185)            (185)
  Exercise of stock options..................        6         1           --              6           --                7
  Deferred stock-based compensation related
    to stock options.........................       --        --         (279)           279           --               --
  Amortization of deferred stock-based
    compensation.............................       --        --        1,154             --           --            1,154
  Issuance of common stock in connection with
    Acquisitions (Note 4)....................      128         1           --          2,310           --            2,311
  Amount related to beneficial conversion of
    Series B redeemable convertible preferred
    stock (Note 10(c)).......................       --        --           --         12,224           --           12,224
  Compensation related to stock options
    issued to nonemployees...................       --        --           --             28           --               28
  Net loss...................................       --        --           --             --      (15,720)         (15,720)
                                                ------      ----      -------       --------     --------         --------
Balance, December 31, 1999...................   15,734      $158      $(4,281)      $110,116     $(24,151)        $ 81,842
                                                ======      ====      =======       ========     ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED            THREE MONTHS ENDED
                                                                    SEPTEMBER 30              DECEMBER 31,
                                                              ------------------------   ----------------------
                                                               1997    1998     1999        1998         1999
                                                              ------   -----   -------   -----------   --------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (664)  $(474)  $(5,433)    $ (784)     $(15,720)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Depreciation and amortization...........................       6       9       432          4           438
    Amortization of deferred stock-based compensation.......      --      --     1,023        577         1,154
    Amount related to beneficial conversion of convertible
      notes payable to stockholders classified as interest
      expense...............................................      --      --       438         --            --
    Amount related to beneficial conversion of Series B
      preferred stock classified as interest expense........      --      --        --         --        12,224
    Compensation related to stock options issued to
      non-employees.........................................      --      --        --         --            28
    Compensation expense related to acquisitions............      --      --        --         --         1,217
    Changes in operating assets and liabilities --
      Accounts receivable...................................     (91)   (136)     (231)         4          (545)
      Other current assets..................................     107      69       (38)        (7)         (310)
      Accounts payable......................................      45    (120)      180        (28)            8
      Accrued expenses......................................      68      78     1,091         63          (451)
                                                              ------   -----   -------     ------      --------
         Net cash used in operating activities..............    (529)   (574)   (2,538)      (171)       (1,957)
                                                              ------   -----   -------     ------      --------
Cash flows from investing activities:
  Cash paid for acquisitions................................      --      --    (2,117)        --            --
  Purchases of property and equipment.......................      (8)    (17)     (242)       (21)         (268)
  (Decrease) increase in other assets.......................      --      --      (285)        --           334
                                                              ------   -----   -------     ------      --------
         Net cash (used in) provided by investing
           activities.......................................      (8)    (17)   (2,644)       (21)           66
                                                              ------   -----   -------     ------      --------
Cash flows from financing activities:
  Proceeds from the issuance of Series B common stock
    redeemable convertible preferred stock..................      --      --    10,015         --            --
  Proceeds from the issuance of AAT Series B common stock
    convertible preferred stock.............................      10      --        --         --            --
  Proceeds from the issuance of Series A redeemable
    Preferred stock, net of issuance costs..................     769      --     2,091      2,052            --
  Proceeds from issuance of common stock, net of issuance
    cost....................................................      90      --       679        620        75,557
  Proceeds from exercise of AAT Series B common stock
    warrants................................................     103      --        --         --            --
  Payments on related party notes payable to stockholders...     (26)    (50)      (18)        --            --
  Proceeds from convertible notes payable to stockholders...      --      --     2,090         --            --
  Proceeds from convertible notes payable to stockholders
    and issuance of Series A redeemable preferred stock and
    common stock............................................     300      --        --         --            --
  Redemption of Series A redeemable preferred stock.........      --      --        --         --        (4,875)
  Amounts due to stockholders...............................      --      --        --         --           606
  Payments on notes relating to acquisitions................      --      --        --         --          (253)
                                                              ------   -----   -------     ------      --------
         Net cash provided by (used in) financing
           activities.......................................   1,246     (50)   14,857      2,672        71,035
                                                              ------   -----   -------     ------      --------
Net increase (decrease) in cash and cash equivalents........     709    (641)    9,675      2,480        69,144
Increase in restricted cash.................................      --      --        --         --          (606)
Cash and cash equivalents, beginning of period..............     128     837       196        196         9,871
                                                              ------   -----   -------     ------      --------
Cash and cash equivalents, end of period....................  $  837   $ 196   $ 9,871     $2,676      $ 78,409
                                                              ======   =====   =======     ======      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $   48   $  27   $     2     $   --      $     31
                                                              ======   =====   =======     ======      ========
Supplemental disclosure of noncash financing transactions:
  Conversion of notes payable to Series A redeemable
    preferred stock and common stock........................  $  100   $  --   $    --     $   --      $     --
                                                              ======   =====   =======     ======      ========
  Conversion of convertible notes payable to stockholders
    and accrued interest to Series B redeemable convertible
    preferred stock.........................................  $   --   $  --   $ 2,124     $   --      $     --
                                                              ======   =====   =======     ======      ========
  Notes payable and accrued interest recorded in connection
    with acquisitions.......................................  $   --   $  --   $ 1,463     $   --      $    200
                                                              ======   =====   =======     ======      ========
  Conversion of Series B preferred stock into common stock
    upon initial public offering............................  $   --   $  --   $    --     $   --      $ 12,854
                                                              ======   =====   =======     ======      ========
  Common stock issued in connection with acquisitions.......  $   --   $  --   $    --     $   --      $  2,310
                                                              ======   =====   =======     ======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

(1) OPERATIONS

     Andover.Net, Inc. ("Andover.Net") (formerly, Andover Advanced Technologies, Inc.) is a network of Web sites that provides an independent, unbiased source for content, community and commerce for the Linux and, more generally, the Open Source communities. Andover.Net provides products, online tools, news and other services for programmers, software developers, Web site designers, technology managers and corporate buyers.

     Andover.Net was incorporated in Massachusetts in 1992 as Andover Advanced Technologies, Inc. In September 1999, Andover Advanced Technologies, Inc. was merged into its wholly owned subsidiary, Andover.Net, Inc., a Delaware corporation, and changed its fiscal year-end from September 30 to December 31.

     Prior to fiscal 1996, Andover.Net was a software publisher of multimedia and Web authoring tools, deriving revenues from licensing, developing, marketing and distributing packaged multimedia software, primarily to large distributors and retailers. In fiscal 1996, Andover.Net launched its first Web site, DaveCentral.com. During fiscal 1997, Andover.Net transitioned from a software publisher to a Web site publisher to participate in the commercial opportunities emerging on the Internet. Since March 1997, all of its activities have been focused on expanding its Internet business.

     Since its inception, Andover.Net has incurred a significant accumulated deficit and is devoting substantially all of its efforts toward marketing its Web sites and products. Andover.Net is subject to the risks associated with emerging, technology-oriented companies with a limited operating history, including a developing business model, limited history of commerce on the Internet, the need for initial and continued market acceptance of Andover.Net's Web sites and services, competition, the need to successfully market its current Web sites and the continued need to manage and fund Andover.Net's future operations. On February 2, 2000, Andover.Net announced a merger agreement whereby the Company will be acquired by VA LINUX. (See Note 14(a).)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the notes to consolidated financial statements.

  (a) Principles of Consolidation

     In December 1999, Andover.Net formed a wholly owned subsidiary, Andover.Net Securities Corporation. These consolidated financial statements include the accounts of Andover.Net and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

  (b) Interim Financial Statements

     The accompanying consolidated statements of Operations and Cash Flows for the period ended December 31, 1998 are unaudited, but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted with respect to the three-month period ended December 31, 1998, although the Company believes that the disclosures included are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year.

                        ANDOVER.NET, INC. AND SUBSIDIARY

  (c) Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  (d) Revenue Recognition

     Advertising revenues are derived from the sale of advertising space on Andover.Net's various Web sites. Advertising revenues are recognized over the period in which the advertisements are displayed, provided that no significant obligations remain and collection of the receivable is reasonably assured. Andover.Net's obligations typically include guarantees of a minimum number of "impressions" (times that an advertisement is viewed by users of Andover.Net's online services over a specified period of time). To the extent that minimum guaranteed impressions are not met, Andover.Net does not recognize the corresponding revenues until the guaranteed impressions are achieved.

     Andover.Net has adopted Emerging Issued Task Force (EITF) Issue 93-11, Accounting for Barter Transactions Involving Barter Credits, to account for barter transactions. Revenues from barter transactions are recorded at the lower of the estimated fair value of the advertisements, goods or services received or the estimated fair value of the advertisements given. Andover.Net records barter revenues only on the portion of the barter transactions for which Andover.Net is able to determine fair value based on comparable cash transactions and for which the advertiser has the financial ability to pay cash. Otherwise, barter revenue is not recognized. Revenues from barter transactions, representing advertising space given, is recognized as income when advertisements are delivered on Andover.Net's Web site. Barter expense, representing advertising space received, is recognized when Andover.Net advertisements are run on other companies' Web sites, which is typically in the same period when the related barter revenue is recognized. Andover.Net did not recognize any barter revenue for the years ended September 30, 1997 and 1998 and recognized $570,000, $36,000 and $447,000 of barter revenue for the year ended September 30, 1999 and for the three months ended December 31, 1998 and 1999, respectively.

     E-commerce revenue from the sale of software animation and e-commerce merchandise, is recognized upon shipment of the products, net of estimated returns. There is no technical support provided for any software animation products.

     Andover.Net derived revenue from Web-related software products during 1997 for use on desktop computers. Revenue from the licensing of software products was recognized when the products were shipped, as there were no significant post delivery obligations. Andover.Net provided for estimated returns and warranty costs at the time of sale. Andover.Net did not offer maintenance and support on its products. There were no significant software sales after fiscal 1997.

  (e) Cost of Revenues

     Cost of revenues for advertising includes expenses associated with editorial content, communication infrastructure, including servers equipped with a redundant array of interdependent dishes and local balancing switches for our Web site data center and Web site hosting.

     E-commerce cost of revenues includes the cost of merchandise to be sold on the Company's Web sites.

                        ANDOVER.NET, INC. AND SUBSIDIARY

  (f) Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of costs, including salaries and sales commissions, of all personnel involved in the sales process and related expenses. All advertising costs are expensed as incurred. Advertising expense totaled approximately $241,000, $546,000 and $794,000 for the years ended September 30, 1997, 1998 and 1999, respectively, and approximately $46,000 and $478,000 for the three months ended December 31, 1998 and 1999, respectively.

  (g) Research and Development

     Research and development expenses include all research and development-related direct costs, primarily salaries for Andover.Net research and development personnel and outside contractors for the development of new Web sites, improved design of existing Web sites and related infrastructure.

  (h) Cash and Cash Equivalents

     Cash equivalents are stated at cost, which approximates fair market value. Andover.Net considers highly liquid investments with original maturities of 90 days or less to be cash equivalents and includes money market accounts and commercial paper that are readily convertible to cash.

  (i) Property and Equipment

     Andover.Net provides for depreciation using the straight-line method, by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives.

                                                           ESTIMATED
ASSET CLASSIFICATION                                      USEFUL LIFE
--------------------                                     -------------
Computer equipment.....................................     3 years
Furniture and fixtures.................................     7 years
Office equipment.......................................     5 years
Leasehold improvements.................................  Life of lease

     Property and equipment consists of the following:

                                                   SEPTEMBER 30,
                                                   --------------    DECEMBER 31,
                                                   1998     1999         1999
                                                   -----    -----    ------------
                                                   (IN THOUSANDS)
Computer equipment...............................  $ 43     $180        $ 375
Furniture and fixtures...........................    13       51          120
Office equipment.................................    --       23           23
Leasehold improvements...........................    --       44           50
                                                   ----     ----        -----
                                                     56      298          568
Less -- Accumulated depreciation.................   (33)     (80)        (111)
                                                   ----     ----        -----
                                                   $ 23     $218        $ 457
                                                   ====     ====        =====

  (j) Concentration of Credit Risk

     Andover.Net has no significant off-balance sheet concentration of credit risks, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that potentially expose Andover.Net to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, accounts payable, notes payable and redeemable preferred stock. Concentrated credit risk with respect to

                        ANDOVER.NET, INC. AND SUBSIDIARY
accounts receivable is limited to certain customers to whom Andover.Net makes substantial sales. Andover.Net performs periodic evaluations of its customers and generally does not require collateral.

     The following table summarizes the number of customers that individually comprise greater than 10% of total accounts receivable and total net revenue for the periods presented:

                                                                          THREE MONTHS ENDED
                                           YEARS ENDED SEPTEMBER 30,         DECEMBER 31,
                                           -------------------------     --------------------
                                           1997      1998      1999         1998         1999
                                           -----     -----     -----     -----------     ----
                                                                         (UNAUDITED)
Revenue --
  Customer A.............................    *        26%        *           16%          18%
  Customer B.............................    *        20%        *           21%           *
  Customer C.............................   21%       10%        *            *            *
  Customer D.............................    *         *         *            *            *
  Customer E.............................    *         *        17%           *            *

                                                        SEPTEMBER 30,
                                                     --------------------    DECEMBER 31,
                                                     1997    1998    1999        1999
                                                     ----    ----    ----    ------------
Accounts Receivable --
  Customer A.......................................   17%     21%     13%         23%
  Customer B.......................................    *       *       *           *
  Customer C.......................................    *      35%      *           *
  Customer D.......................................   42%      *       *           *
  Customer E.......................................    *       *       *           *

------------------------------
* Less than 10%

  (k) Net Loss Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive shares outstanding have been excluded because their effect would be antidilutive.

     Shares under option plans that were antidilutive for all periods presented are as follows (in thousands):

                                                         YEARS ENDED          THREE MONTHS ENDED
                                                        SEPTEMBER 30,         DECEMBER 31, 1999
                                                    ---------------------    --------------------
                                                    1997    1998    1999        1998        1999
                                                    ----    ----    -----    -----------    -----
                                                                             (UNAUDITED)
Shares under option plans excluded in computation
  of diluted earnings per share, due to
  antidilutive effects............................  638     723     1,328       1,005       1,694
                                                    ===     ===     =====       =====       =====

  (l) Stock-Based Compensation for Employees

     Andover.Net has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense related to employee stock based compensation arising from this method of accounting can be included in the statements of operations or, alternatively, the pro forma net loss and loss per share effect of the fair-value-based accounting can be disclosed in the notes to consolidated financial statements. Andover.Net has elected the disclosure-only alternative (see Note 12b).

                        ANDOVER.NET, INC. AND SUBSIDIARY

  (m) Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the years ended September 30, 1997, 1998 and 1999 and for the three months ended December 31, 1998 and 1999, Andover.Net's comprehensive loss is the same as its reported net loss.

  (n) Fair Value of Financial Instruments

     Financial instruments consist principally of cash equivalents, accounts receivable, accounts payable, notes payable and preferred stock. The estimated fair value of these instruments approximates their carrying value.

  (o) Impairment of Long-Lived Assets

     Andover.Net applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires Andover.Net to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. Andover.Net does not believe that its long-lived assets have been impaired.

  (p) New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which stated that SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on Andover.Net's consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The adoption of this statement did not have a material impact on Andover.Net's consolidated financial position or consolidated results of operations.

(3) INITIAL PUBLIC OFFERING

     On December 8, 1999, the Company completed its initial public offering (the Offering) of 4,600,000 shares of its common stock, including 600,000 shares issued in connection with the exercise of the underwriters' overallotment option on the date of the Offering. The shares were offered to the public at a price of $18 per share. The proceeds to the Company from the offering, net of offering expenses and the $1.17 per share underwriting discount, were approximately $77,418,000. Concurrent with the Offering, all of the Series A Redeemable Preferred Stock was redeemed for $4,874,000. At December 31, 1999, $606,000 of the amounts due to the Series A stockholders was classified as restricted cash, as such payments were not made until January 2000. Additionally, all of the Series B Redeemable Convertible Preferred Stock was converted into 3,017,134 shares of common stock on the date of the Offering. This conversion resulted in an

                        ANDOVER.NET, INC. AND SUBSIDIARY
interest charge of $12,214,000 caused by the beneficial conversion of the Series B preferred shares (see Note 10(c)). For complete information regarding the Offering, see the Company's prospectus dated December 8, 1999.

(4) ACQUISITIONS

  (a) Slashdot.org

     On June 28, 1999, Andover.Net entered in an asset purchase agreement (the Purchase) to acquire the Web site www.slashdot.org, the assets required to run the Web site and all trademarks from BlockStackers, Inc. (BlockStackers or, the Seller). The Web site and related assets essentially made up the entire business of BlockStackers. The Web site provides a forum among programmers to discuss current issues regarding the Linux operating system.

     Andover.Net paid $1,500,000 in cash on June 28, 1999 for the assets described above. The purchase agreement also contains additional cash payments and common stock consideration contingent upon certain future events. Maximum future cash payments are $3,500,000 payable over the next two years contingent on two key employees' continued employment. Maximum future stock consideration of $7,000,000 is payable over two years, as defined in the Purchase. The number of shares paid is calculated based on the price per share offered in the public offering and is contingent upon the continued employment of two key employees and other performance milestones relating to the Web site.

     The acquisition has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 (APB
16) Business Combinations and EITF 95-08, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. The purchase price of $1,500,000 was allocated to the acquired assets based on the fair value of assets acquired, as determined by a valuation performed by an independent appraiser. Of the purchase price, $242,000 was allocated to the covenant not to compete, $23,000 was allocated to trademarks and $1,235,000 was allocated to goodwill. The goodwill can primarily be attributed to the value of the work force acquired. Trademarks and goodwill will be amortized over two years, which is their estimated useful life. The covenant not to compete will be amortized over five years, which is the life of the agreement. There was approximately $179,000 and $170,000 of amortization expense recorded in the consolidated statements of operations for the year ended September 30, 1999 and the three months ended December 31, 1999, respectively. The future cash and stock payments, which are contingent solely on future employment in the amount of $6,300,000, is being recognized as compensation expense ratably over the term of the payments, as they are directly linked to the continued employment of the two key employees. For the year ended September 31, 1999 and three months ended December 31, 1999, approximately $788,000 and $1,035,000 was recognized respectively and presented as compensation expense related to acquisitions in the accompanying consolidated statements of operations. The contingent payments that are based on performance milestones will be recognized as expense as those milestones are reached. Upon the closing of the Offering, in accordance with the purchase agreement, 111,111 shares of common stock were issued to the sellers.

  (b) Animation Factory

     Concurrently on June 28, 1999, Andover.Net acquired certain assets and assumed certain liabilities related to the Web site Animation Factory from Eclipse Digital Imaging, Inc. (Eclipse). Eclipse develops, markets and sells computer animation via its Web site.

     The purchase price was $1,500,000 in cash for the net assets acquired, of which $250,000 was paid on the closing of the acquisition and $1,250,000 will be paid in 15 equal monthly installments beginning in October 1999. The future payments have been discounted to their present value using an imputed interest rate of prime (8% at June 28, 1999) plus 1%, for a present value of $1,151,000. The discount will be amortized as interest expense over the term of the payments. The purchase agreement also contains stock consideration

                        ANDOVER.NET, INC. AND SUBSIDIARY
of $600,000 payable over two years contingent upon continued employment of the two principals of Eclipse and other milestones relating to the creation of new animation images. Any stock consideration given, when the contingencies are resolved, will be accounted for as compensation expense over the period earned, as they are directly related to the continued employment and performance of these two key employees. The number of shares paid is calculated based on the price per share offered in the initial public offering.

     The acquisition has been accounted for under APB 16 and EITF 95-08 and the purchase price of $1,421,000 was allocated to the acquired assets based on the fair value of the assets acquired, as determined by a valuation performed by an independent appraiser. Of the purchase price, $177,000 was allocated to the covenant not to compete, $213,000 was allocated to the animation library, $15,000 was allocated to trademarks and $1,017,000 was allocated to goodwill. The animation library, the trademarks and the goodwill will be amortized over two years, which is the estimated useful life. The covenant not to compete will be amortized over five years, which is the life of the agreement. There was approximately $174,000 and $161,000 of amortization expense for the year ended September 30, 1999 and the three months ended December 31, 1999, respectively. The future cash and stock payments, which are contingent solely on future employment in the amount of $200,000, is being recognized as compensation expense ratably over the term of the payments, as they are directly linked to the continued employment of the two key employees. For the year ended September 31, 1999 and the three months ended December 31, 1999, approximately $25,000 and $21,000 was recognized and presented as compensation expense related to acquisitions in the accompanying consolidated income statements. The contingent payments that are based on performance milestones will be recognized as expense once those milestones are reached. Upon the closing of the offering, in accordance with the purchase agreement, 11,111 shares of common stock were issued.

  (c) Freshmeat

     In August 1999, Andover.Net purchased certain assets related to the Web site Freshmeat. Andover.Net paid $367,000 of cash at the closing and has guaranteed future payments aggregating $300,000 payable monthly through November 2000. The future payments have been discounted to their present value using an imputed interest rate of prime (8% at August 6, 1999) plus 1%, for a present value of $650,000. The discount will be amortized as interest expense over the terms of the payments. Future stock consideration of $333,000 will be paid over the term of a service contract with the selling stockholder.

     The acquisition has been accounted for under the purchase method of accounting, in accordance with APB 16 and EITF 95-08. The purchase price of $650,000 was allocated to the acquired assets based on the fair value of assets acquired, as determined by a valuation performed by an independent appraiser. Of the purchase price, $107,000 was allocated to the covenant not to compete, $8,000 was allocated to trademarks and $535,000 was allocated to goodwill. The goodwill can primarily be attributed to the value of the work force acquired. Trademarks and goodwill will be amortized over two years, which is their estimated useful life. The covenant not to compete will be amortized over five years, which is the life of the agreement. There was approximately $52,000 and $73,000 of amortization expense recorded in the statements of operations for the year ended September 30, 1999 and the three months ended December 31, 1999. The future stock payments that are contingent solely on the continuation of services from the selling stockholder are being recognized as expense over the term of the payments in accordance with EITF 96-18, Accounting for Equity Instruments that Are Issued to Other, Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. For the three months ended December 31, 1999, approximately $146,000 was recognized and presented as compensation expense related to acquisition in the accompanying consolidated income statement. Upon the closing of the Offering, in accordance with the purchase agreement, 6,172 shares of common stock were issued. To the extent that there is any appreciation in the market value of the Company's common stock, the compensation charges could be materially higher than as disclosed.

                        ANDOVER.NET, INC. AND SUBSIDIARY

  (d) ThinkGeek.com

     In October 1999, Andover.Net acquired all of the assets relating to the Web site as ThinkGeek.com from ThinkGeek, LLC. ThinkGeek.com is an online retailer of Linux/Open Source related gifts, books and paraphernalia. Consideration for this transaction consisted of a $200,000 cash payment made at the closing and $200,000 payable in eight equal quarterly contingent installments beginning in January 2000. These quarterly payments are contingent on the continued employment of the key employees of ThinkGeek.com and are not considered part of the purchase price.

     The acquisition has been accounted for under the purchase method of accounting, in accordance with APB 16 and EITF 95-08. The purchase price of $200,000 was allocated to the acquired assets based on the fair value of assets acquired, as determined by a valuation performed by an independent appraiser. Of the purchase price, $20,000 was allocated to the covenant not to compete, $1,400 was allocated to trademarks and $178,600 was allocated to goodwill. The goodwill can primarily be attributed to the value of the work force acquired. Trademarks and goodwill will be amortized over two years, which is their estimated useful life. The covenant not to compete will be amortized over five years, which is the life of the agreement. There was approximately $16,000 of amortization expense recorded in the consolidated statement of operations for the three months ended December 31, 1999. The future cash payments of $200,000 are being recognized as compensation expense ratably over the term of the payments, as they are directly linked to the continued employment of four key employees. For the three months ended December 31, 1999, approximately $17,000 was recognized and presented as compensation expense related to acquisitions in the accompanying consolidated income statement.

(5) ACCOUNTS RECEIVABLE

     Accounts receivable, which result primarily from advertising sales, are presented net of an allowance for doubtful accounts. The activity in Andover.Net's allowance for doubtful accounts for the years ended September 30, 1997, 1998, 1999 and for the three months ended December 31, 1999 is presented in the following table:

                                         BALANCE AT                                    BALANCE
                                         BEGINNING     CHARGED TO                      AT END
                                         OF PERIOD      EXPENSE      DEDUCTIONS(A)    OF PERIOD
                                         ----------    ----------    -------------    ---------
                                                             (IN THOUSANDS)
Year ended September 30, 1997..........     $ --          $ --           $ --           $ --
Year ended September 30, 1998..........       --            13             --             13
Year ended September 30, 1999..........       13            93              6            100
Three months ended December 31, 1999...      100            50             --            150

------------------------------
(a) Represents amounts written off as uncollectable accounts receivable.

(6) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                 SEPTEMBER 30,
                                                 --------------    DECEMBER 31,
                                                 1998     1999         1999
                                                 ----    ------    ------------
Accrued compensation...........................  $ --    $  841        $ 18
Accrued vendor commissions.....................    80        --          --
Other..........................................    79       726         479
                                                 ----    ------        ----
                                                 $159    $1,567        $497
                                                 ====    ======        ====

                        ANDOVER.NET, INC. AND SUBSIDIARY

(7) CONVERTIBLE NOTES PAYABLE TO STOCKHOLDERS

     On June 30, 1999, Andover.Net received proceeds of $2,090,000 from the issuance of convertible notes payable (the Notes) in a private placement to various investors, some of whom are Andover.Net stockholders and certain outsiders. The Notes bore interest at the prime rate (8% at June 30, 1999) per annum and were due on December 31, 1999. Upon the closing of the Series B financing by Andover.Net in September 1999, these Notes converted into 120,214 shares of Series B Redeemable Convertible Preferred Stock issued under the new capital structure of Andover.Net (see Note 10(c)). Upon the closing of the Offering, the Series B Convertible Preferred Stock automatically converted into 603,931 shares of common stock.

     The original terms of the Notes provided for a formula-based conversion price. Pursuant to the conversion terms, whereby the holders of the Notes were guaranteed beneficial conversion features depending on the amount of time the Notes were held before conversion, Andover.Net recorded an original discount of $403,000, which represents the difference between the proceeds from the notes payable and the value of the Series B preferred stock. This discount was amortized as interest expense over 76 days, which is the period from issuance of the Notes to the period in which the Series B Redeemable preferred stock offering occurred. The Series B redeemable preferred stock offering occurred during the year ended September 30, 1999. In addition, Andover.Net recognized an additional interest expense of $12,124,000, which represents the beneficial conversion feature of the 120,214 shares of Series B Redeemable Convertible Preferred Stock into 603,931 shares of common stock (see Note 10(c)). This expense is recognized in the consolidated statement of operations for the three months ended December 31, 1999, as this is the period that the Offering closed.

(8) INCOME TAXES

     Andover.Net accounts for income taxes using the liability method, which requires the recognition of the amount of current and deferred income taxes at the date of the financial statements as a result of all differences in the tax basis and financial statement carrying amounts of assets and liabilities, as measured by enacted tax laws.

     No provision for federal or state income taxes has been recorded, as Andover.Net has incurred net operating losses for all periods presented. As of December 31, 1999, Andover.Net had net operating loss carryforwards for federal and state income tax purposes of approximately $17,706,000 available to reduce future federal and state income taxes, if any. These carryforwards expire at various dates through 2019 and are subject to review and possible adjustment by the Internal Revenue Service. Due to the uncertainty surrounding the realization of the net deferred tax asset, Andover.Net has provided a full valuation allowance against this amount.

     U.S. tax rules impose annual limitations on the use of net operating losses following substantial changes, in ownership. Andover.Net has completed several financings since its inception and has incurred an ownership change, as defined by the U.S. tax rules. Andover.Net believes that this change in ownership will not have a material impact on its ability to utilize its net operating loss carryforwards.

     The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

                                                     SEPTEMBER 30,
                                               -------------------------    DECEMBER 31,
                                               1997     1998      1999          1999
                                               -----    -----    -------    ------------
Net operating loss carryforwards.............  $ 530    $ 674    $ 1,824      $ 7,130
Non-deductible expenses and reserves.........     20       37        512          897
Valuation allowance..........................   (550)    (711)    (2,336)      (8,027)
                                               -----    -----    -------      -------
          Net deferred tax asset.............  $  --    $  --    $    --      $    --
                                               =====    =====    =======      =======

                        ANDOVER.NET, INC. AND SUBSIDIARY

(9) COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

     Andover.Net leases its office facility and equipment under operating leases that expire at various dates through April 30, 2004.

     Future minimum lease payments at December 31, 1999 are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $208
2001........................................................   205
2002........................................................   221
2003........................................................   229
2004........................................................    76
                                                              ----
                                                              $939
                                                              ====

     Rent expense included in the accompanying consolidated statements of operations was approximately $33,000, $20,000 and $122,000 for the years ended September 30, 1997, 1998 and 1999, respectively, and $12,000 and $52,000 for the three months ended December 31, 1998 and 1999, respectively.

  (b) Litigation

     Currently, Andover.Net is not a party to any litigation.

(10) REDEEMABLE PREFERRED STOCK

     On December 8, 1999, all outstanding shares of Series A redeemable preferred stock, as well as all accrued but unpaid dividends, were redeemed. All amounts except $606,000 were paid in full during 1999 with the proceeds from the Offering. (See Note 3). The remaining $606,000 has been classified as amounts due to stockholders along with an equal amount as restricted cash in the accompanying consolidated balance sheet as of December 31, 1999. This amount was paid in full during January 2000.

     Redeemable preferred stock consisted of the following (in thousands):

                                                        SEPTEMBER 30,
                                                       ----------------    DECEMBER 31,
                                                        1998      1999         1999
                                                       ------    ------    ------------
Series A redeemable preferred stock (Series
  A) -- $13.50 redemption value plus accrued
  dividends; authorized -- 900 shares, issued and
  outstanding -- 165, 322 and no shares at September
  30, 1998 and 1999 and December 31, 1999,
  respectively (at redemption value).................  $2,228    $4,353      $ 4,800
Accrued dividends on Series A (see Dividends)........     134       447           74
                                                       ------    ------      -------
Subtotal.............................................  $2,362    $4,800      $ 4,874
                                                       ======    ======      =======
Redemption of Series A redeemable preferred stock and
  payment of accrued dividends.......................                         (4,874)
                                                                             -------
                                                                             $    --
                                                                             =======

     Upon the Offering on December 8, 1999, all outstanding shares of Series B redeemable convertible preferred stock along with related accrued dividends were converted into 3,017,134 shares of common stock.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                                                        SEPTEMBER 30,
                                                      -----------------    DECEMBER 31,
                                                       1998      1999          1999
                                                      ------    -------    ------------
Series B redeemable convertible preferred stock
  (Series B) -- $21.03 redemption value plus accrued
  dividends; authorized -- 700 shares, issued and
  outstanding -- none and 601 and no shares at
  September 30, 1998 and 1999 and December 31, 1999,
  respectively (at redemption value)................  $   --    $12,628      $ 12,669
Accrued dividends on Series B (see Dividends).......      --         41           185
                                                      ------    -------      --------
Subtotal............................................  $   --    $12,669      $ 12,854
                                                      ======    =======      ========
Conversion of Series B redeemable preferred stock
  and accrued dividends to common stock.............                          (12,854)
                                                                             --------
                                                                             $     --
                                                                             ========

  (a) Recapitalization

     In September 1999, Andover Advanced Technologies, Inc. was merged into its wholly owned subsidiary, Andover.Net. There are 2,000,000 shares of Preferred Stock authorized, of which 900,000 shares were designated as Series A redeemable preferred stock, 700,000 shares were designated as Series B redeemable convertible preferred stock and 400,000 shares remained undesignated.

  (b) Series A Redeemable Preferred Stock

     In connection with the recapitalization of Andover.Net in September 1999, all the Series C redeemable preferred stock of AAT was converted to Series A redeemable preferred stock of Andover.Net. This new Series A redeemable preferred stock has all of the same rights, privileges and preferences of the AAT Series C redeemable preferred stock. The following reflects that conversion on a retroactive basis.

     During fiscal 1997, Andover.Net amended its bylaws to change its capital structure and to authorize Series A redeemable preferred stock. Each stockholder of AAT Series A convertible preferred stock and AAT Series B convertible preferred stock received one share of Series A redeemable preferred stock and one share of common stock in a recapitalization. The Series A redeemable preferred stock has been stated at the redemption value of $13.50 plus accrued dividends. An adjustment to accumulated deficit of approximately $122,000 is reflected in the accompanying consolidated statements of stockholders' equity (deficit) to account for the issuance of the Series A redeemable preferred stock at redemption value.

     In fiscal 1997, Andover.Net sold an additional 80,001 shares of Series A redeemable preferred stock at a price of $13.50 per share, less stock issuance costs of approximately $41,000, for aggregate net proceeds of approximately $1,039,000. During fiscal 1999, Andover.Net sold 157,438 shares of Series A redeemable preferred stock, and 2,634,436 shares of common stock at a price of $0.26 per share, less stock issuance costs of approximately $33,000, for aggregate net proceeds of approximately $2,770,000.

     The Series A redeemable preferred stock (Series A Preferred Stock) holders had the following rights, preferences and privileges:

     Voting Rights

     The Series A Preferred Stock does not entitle the holder to any voting rights on any action taken by the stockholders of Andover.Net.

                        ANDOVER.NET, INC. AND SUBSIDIARY

     Dividends

     Beginning January 1, 1998, the holders of Series A Preferred Stock are entitled to receive cumulative dividends, which will accrue and will be due and payable at an annual rate, or portion thereof for partial periods, in an amount equal to the greater of (i) the applicable percentage, as defined, of Andover.Net's pre-tax earnings or (ii) 8.0% of the original purchase price paid for the number of shares of Series A Preferred Stock outstanding on the last day of the applicable year. Dividends are not payable until approved by the Board of Directors and do not accrue interest. As of December 8, 1999, the date of redemption, approximately $655,000 of dividends had been accrued.

     Liquidation Preference

     In certain events, including liquidation, dissolution or winding up of Andover.Net, the holders of Series A Preferred Stock are entitled to $13.50 per share plus all accumulated and unpaid dividends due before any distribution may be made to common stockholders. If the assets of Andover.Net shall be insufficient to permit payment in full to the holders of preferred stock, then the entire assets of Andover.Net that are available for distribution shall be distributed ratably.

     Redemption

     At any time on or after June 2003, at the election of the holders of 70% of the shares of Series A Preferred Stock, Andover.Net may be required to redeem the Series A Preferred Stock at a redemption price in an amount equal to the liquidation payment for the Series A Preferred Stock, which shall be paid in cash.

     Andover.Net was required to redeem all shares of the Series A Preferred Stock outstanding upon the closing of the Offering (see Note 3).

  (c) Series B Redeemable Convertible Preferred Stock

     On September 15, 1999, Andover.Net issued 600,568 shares of Series B redeemable convertible preferred stock at $21.03 per share to private investors, for total consideration of $12,224,000. This includes $10,100,000 of originally issued shares and the conversion of $2,124,000 of principal and accrued interest from the June 1999 convertible notes into 120,214 shares of Series B redeemable convertible preferred stock, of which 19,195 shares were issued pursuant to a beneficial conversion feature (see Note 7).

     The Series B redeemable convertible preferred stock (Series B Preferred Stock) holders had the following rights, preferences and privileges:

     Voting Rights

     The Series B Preferred Stock entitles the holder to voting rights on all actions taken by the stockholders of Andover.Net.

     Dividends

     Dividends accrue annually and are cumulative at a rate of 8% of the original purchase price of $21.03 per share, on a per share basis. Dividends must be paid before any other dividends can be declared or paid on any common stock or Series A Redeemable Preferred Stock. As of December 8, 1999, the date of the conversion, approximately $226,000 of dividends had been accrued.

     Liquidation Preference

     In certain events, including liquidation, dissolution or winding up of Andover.Net, the holders of Series B Preferred Stock are entitled to $21.03 per share plus all accumulated and unpaid dividends due

                        ANDOVER.NET, INC. AND SUBSIDIARY
before any distribution may be made to common stockholders or Series A Redeemable Preferred Stockholders. If the assets of Andover.Net shall be insufficient to permit payment in full to the holders of preferred stock, then the entire assets of Andover.Net that are available for distribution shall be distributed ratably.

     Conversion

     The Series B Preferred Stock was convertible at any time by the holders, at the then applicable conversion rate, as adjusted from time to time. On December 8, 1999, all outstanding shares of Series B Preferred Stock were automatically converted into 3,017,134 shares of common stock, resulting in an effective purchase price of $4.05 per common share. The difference between the fair value of Andover.Net's common stock on the date of issuance and the deemed effective purchase price resulted in a beneficial conversion feature of $12,200,000, which is presented as interest expense in the consolidated statement of operations for the three months ended December 31, 1999. Of the $12,200,000 interest expense charge, $10.1 relates to the originally issued shares of Series B Preferred Stock and $2.1 relates to the converted notes payable (see Note 7).

     Redemption

     At any time on or after September 2003, had Andover.Net not made its qualified public offering of its common stock of at least $20,000,000, at the election of the holders of the shares of Series B Preferred Stock, Andover.Net could have been required to redeem the Series B Preferred Stock at a redemption price in an amount equal to the liquidation payment for the Series A Preferred Stock and would have been paid in cash.

                        ANDOVER.NET, INC. AND SUBSIDIARY

     The following table summarizes the activity for the AAT Series A, AAT Series B and Andover.Net Series A and Series B Preferred Stock (in thousands, except for share data):

                                             AAT                      AAT                  ANDOVER.NET
                                     SERIES A CONVERTIBLE     SERIES B CONVERTIBLE     SERIES A REDEEMABLE
                                       PREFERRED STOCK          PREFERRED STOCK          PREFERRED STOCK
                                    ----------------------   ----------------------   ----------------------
                                     NUMBER     REDEMPTION    NUMBER     REDEMPTION    NUMBER     REDEMPTION
                                    OF SHARES     VALUE      OF SHARES     VALUE      OF SHARES     VALUE
                                    ---------   ----------   ---------   ----------   ---------   ----------
Balance, September 30, 1996.......    50,000      $ 500        27,500      $ 413            --     $    --
 Exercise of AAT Series B
   warrants.......................        --         --         6,875        103            --          --
 Issuance AAT Series B convertible
   preferred stock................        --         --           666         10            --          --
 Recapitalization of preferred
   stock..........................   (50,000)      (500)      (35,041)      (526)       85,041       1,148
 Issuance of Series A redeemable
   preferred stock................        --         --            --         --        60,001         810
 Conversion of convertible
   promissory notes and issuance
   of Series A redeemable
   preferred stock and common
   stock..........................        --         --            --         --        20,000         270
                                     -------      -----       -------      -----      --------     -------
Balance, September 30, 1997.......        --         --            --         --       165,042       2,228
 Accrued dividends on Series A
   redeemable preferred Stock.....        --         --            --         --            --         134
                                     -------      -----       -------      -----      --------     -------
Balance, September 30, 1998.......        --         --            --         --       165,042       2,362
 Accrued dividends on Series A
   Redeemable preferred Stock.....        --         --            --         --            --         313
 Issuance of Series A Redeemable
   preferred Stock................        --         --            --         --       157,438       2,125
 Issuance of Series B Redeemable
   preferred Stock................        --         --            --         --            --          --
 Accrued dividends on Series B
   Redeemable preferred stock.....        --         --            --         --            --          --
                                     -------      -----       -------      -----      --------     -------
Balance, September 30, 1999.......        --         --            --         --       322,480       4,800
 Accrued dividends on Series A
   Redeemable preferred stock.....        --         --            --         --            --          74
 Accrued dividends on Series B
   Redeemable preferred stock.....        --         --            --         --            --          --
 Redemption of Series A Redeemable
   preferred stock and
   dividends......................        --         --            --         --      (322,480)     (4,874)
 Conversion of Series B Redeemable
   preferred stock and
   dividends......................        --         --            --         --            --          --
                                     -------      -----       -------      -----      --------     -------
Balance, December 31, 1999........        --      $  --            --      $  --            --     $    --
                                     =======      =====       =======      =====      ========     =======

                                         ANDOVER.NET
                                     SERIES B REDEEMABLE
                                         CONVERTIBLE
                                       PREFERRED STOCK
                                    ----------------------     TOTAL
                                     NUMBER     REDEMPTION   REDEMPTION
                                    OF SHARES     VALUE        VALUE
                                    ---------   ----------   ----------
Balance, September 30, 1996.......      --       $     --     $    913
 Exercise of AAT Series B
   warrants.......................      --             --          103
 Issuance AAT Series B convertible
   preferred stock................      --             --           10
 Recapitalization of preferred
   stock..........................      --             --          122
 Issuance of Series A redeemable
   preferred stock................      --             --          810
 Conversion of convertible
   promissory notes and issuance
   of Series A redeemable
   preferred stock and common
   stock..........................      --             --          270
                                      ----       --------     --------
Balance, September 30, 1997.......      --             --        2,228
 Accrued dividends on Series A
   redeemable preferred Stock.....      --             --          134
                                      ----       --------     --------
Balance, September 30, 1998.......      --             --        2,362
 Accrued dividends on Series A
   Redeemable preferred Stock.....      --             --          313
 Issuance of Series A Redeemable
   preferred Stock................      --             --        2,125
 Issuance of Series B Redeemable
   preferred Stock................     601         12,628       12,628
 Accrued dividends on Series B
   Redeemable preferred stock.....      --             41           41
                                      ----       --------     --------
Balance, September 30, 1999.......     601         12,669       17,469
 Accrued dividends on Series A
   Redeemable preferred stock.....      --             --           74
 Accrued dividends on Series B
   Redeemable preferred stock.....      --            185          185
 Redemption of Series A Redeemable
   preferred stock and
   dividends......................      --             --       (4,874)
 Conversion of Series B Redeemable
   preferred stock and
   dividends......................    (601)       (12,854)     (12,854)
                                      ----       --------     --------
Balance, December 31, 1999........      --       $     --     $     --
                                      ====       ========     ========

(11) STOCKHOLDERS' EQUITY

  (a) Common Stock

     In November 1998, the board of directors authorized an additional 3,697,523 shares of Andover.Net's no par value common stock for an aggregate authorization of 10,987,069 shares. The board of directors also authorized an additional 184,000 shares of preferred stock for an aggregate authorization of 409,000 shares.

     Also in November 1998, the board of directors approved an increase in the number of authorized options under the Andover.Net 1995 Stock Option Plan to 1,507,142 options.

     In September 1999, the board of directors approved a 4-for-1 stock split of Andover.Net's $0.01 par value common stock. In December 1999, the board of directors approved a 5.0238 for 1 stock split of Andover.Net's $0.01 par value common stock. All references to the number of shares in the accompanying consolidated financial statements have been adjusted to reflect both stock splits on a retroactive basis.

  (b) Stock Warrants

     During the fiscal year 1996, Andover.Net issued warrants to the stockholders of the previously issued Series B Redeemable Convertible preferred stock. A total of 6,875 warrants were issued to purchase Series B

                        ANDOVER.NET, INC. AND SUBSIDIARY

Redeemable Convertible preferred stock at an exercise price of $15.00 share. The value of the warrants when issued was determined to be immaterial. The warrants were exercised during fiscal 1997 for total proceeds of approximately $103,000.

  (c) Convertible Notes Payable to Stockholders

     In May 1997, Andover.Net issued convertible promissory notes (the Notes) to certain stockholders in the sum of $100,000. The Notes were mandatorily convertible upon the additional financing of $200,000 (the conversion financing), which was completed during fiscal 1997. The Notes were converted into shares identical to the shares sold in the conversion financing. The investors received a total of 401,905 common shares and 20,000 Series C Preferred shares in exchange for the notes and an additional $200,000 in cash.

(12) STOCK OPTION PLAN

  (a) 1995 Stock Option Plan

     On October 12, 1995, Andover.Net's board of directors (the Board) approved the adoption of the 1995 Stock Option Plan (the 1995 Plan), as amended, which provides for a maximum of 1,507,140 shares of common stock to be issued as incentive stock option (ISOs) and nonqualified options. The options under the 1995 Plan may be granted to directors, officers, employees, consultants and related corporations. ISOs may be granted at no less then fair market value
(FMV) on the date of grant, as determined by the Board (no less than 110% of FMV on the date of grant for 10% or greater stockholders). Options under the 1995 Plan expire between five to 10 years from the date of grant. Vesting is determined by the Board and can be fully exercisable on the date of grant or in installments, as approved.

  (b) 1999 Stock Option Plan

     In August 1999, Andover.Net approved the adoption of the 1999 Stock Option Plan (the 1999 Plan), which provides for a maximum of 1,736,225 shares of common stock to be issued as ISOs and nonqualified options. The options under the 1999 Plan may be granted to directors, officers, employees, consultants and related corporations. ISOs may be granted at no less than fair market value (FMV) on the date of grant, as determined by the Board (no less than 110% of FMV on the date of grant for 10% or greater stockholders). Options under the 1999 Plan expire no more than 10 years from the date of grant. Vesting is determined by the Board and can be fully exercisable on the date of grant or in installments, as approved.

     Stock option activity for the years ended September 30, 1997, 1998 and 1999 and for the three months ended December 31, is as follows (in thousands, except per share data):

                                                                           WEIGHTED AVERAGE
                                            NUMBER      EXERCISE PRICE      EXERCISE PRICE
                                           OF SHARES       PER SHARE          PER SHARE
                                           ---------    ---------------    ----------------
Outstanding, September 30, 1996..........      196      $         0.025         $0.025
  Granted................................      482                0.025          0.025
  Exercised..............................      (15)               0.025          0.025
  Canceled...............................      (25)               0.025          0.025
                                             -----      ---------------         ------
Outstanding, September 30, 1997..........      638                0.025          0.025
  Granted................................      165                0.025          0.025
  Exercised..............................      (24)               0.025          0.025
  Canceled...............................      (56)               0.025          0.025
                                             -----      ---------------         ------
Outstanding, September 30, 1998..........      723                0.025          0.025
  Granted................................      873       0.025 -  1.066          0.201
  Exercised..............................     (227)               0.025          0.025
  Canceled...............................      (41)               1.066          1.066
                                             -----      ---------------         ------

                        ANDOVER.NET, INC. AND SUBSIDIARY

                                                                           WEIGHTED AVERAGE
                                            NUMBER      EXERCISE PRICE      EXERCISE PRICE
                                           OF SHARES       PER SHARE          PER SHARE
                                           ---------    ---------------    ----------------
Outstanding, September 30, 1999..........    1,328       0.025 -  1.066          0.139
  Granted................................      375       7.080 - 18.000          13.18
  Exercised..............................       (6)      0.025 -  1.066          1.022
  Canceled...............................       (3)               0.025          0.025
                                             -----      ---------------         ------
Outstanding, December 31, 1999...........    1,694      $0.025 - 18.000         $2.878
                                             =====      ===============         ======

     The following table summarizes information regarding Andover.Net's stock options outstanding and exercisable to December 31, 1999:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                              WEIGHTED AVERAGE
   RANGE OF        NUMBER        REMAINING       WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
---------------   ---------   ----------------   ----------------   ---------   ----------------
0.$025........        759           7.98             $ 0.025           742           $0.025
0.94-0.218...         259           9.67               0.139           187            0.122
0.261........         221           9.67               0.261            21            0.261
1.066........          80           9.67               1.066            17            1.066
7.080........          75           9.79               7.080            --               --
13.500.......         220           9.83              13.500            --               --
18.000.......          80           9.93              18.000            --               --
                    -----                                              ---
                    1,694                                              967
                    =====                                              ===

     At December 31, 1999, approximately 1,193,000 options to purchase shares of common stock were available for future grants under both plans.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options to be included in the statements of operations or disclosed in the notes to the financial statements. Andover.Net has determined that it will continue to account for stock-based compensation for employees under the Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                          THREE MONTHS ENDED
                                    YEARS ENDED SEPTEMBER 30,                DECEMBER 31,
                              -------------------------------------    ------------------------
                                 1997          1998         1999          1998          1999
                              -----------   ----------   ----------    -----------   ----------
                                                                       (UNAUDITED)
Risk free interest rate.....   6.18%-6.53%  5.62%-6.11%  4.45%-6.14%       4.45%     5.97%-6.19%
Expected dividend yield.....           --           --           --          --              --
Expected lives (in years)...         5.00         5.00         5.00        5.00            5.00
Expected volatility.........           70%          70%          70%         70%            100%
Weighted average fair value
  per share of options
  granted...................        $1.48        $2.91        $6.95       $3.26           $9.11
Weighted average remaining
  contractual life of
  options outstanding (in
  years)....................         6.12         8.25         8.96        9.92            9.89

                        ANDOVER.NET, INC. AND SUBSIDIARY

     Had compensation expense for the options been determined consistent with SFAS No. 123, Andover.Net's net loss and net loss per share would have been affected as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                 YEARS ENDED SEPTEMBER 30,       DECEMBER 31,
                                                 -------------------------   ---------------------
                                                  1997     1998     1999        1998        1999
                                                 ------   ------   -------   -----------   -------
                                                                             (UNAUDITED)
Net loss applicable to common shareholders --
  As reported..................................  $ (705)  $ (608)  $(5,787)      (829)     (15,980)
  Pro forma....................................  $ (884)  $ (902)  $(7,068)    (1,410)     (16,493)
Basic and diluted net loss per share applicable
  to common shareholders --
  As reported..................................  $(0.29)  $(0.12)  $ (0.78)     (0.14)       (1.61)
  Pro forma....................................  $(0.36)  $(0.18)  $ (0.95)     (0.24)       (1.66)

     In connection with certain stock option grants during the year ended September 30, 1999 and the three months ended December 31, 1999, Andover.Net recorded deferred stock-based compensation of approximately $6,200,000 and $279,000, respectively, in connection with stock option grants of approximately 914,000 and 75,000, which represents the aggregate difference between the exercise price and the fair market value of the common stock, as determined for accounting purposes. The deferred stock-based compensation will be recognized as an expense over the vesting period of the underlying stock options. These vesting periods range up to four years. Certain options contained provisions that accelerated the vesting to 100% upon the initial public offering. Additional compensation expense of approximately $800,000 relating to 260,459 options was recorded as compensation expense. The remaining deferred stock-based compensation will be amortized over the remaining vesting period. Andover.Net recorded compensation expense in total of approximately $1,000,000 and $1,200,000 for the year ended September 30, 1999 and the three months ended December 31, 1999, respectively, related to deferred stock-based compensation.

(13) SEGMENT AND GEOGRAPHIC INFORMATION

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. Andover.Net's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. At December 31, 1999, Andover.Net views its operations and its business as principally two segments, Internet publishing and product sales.

     Andover.Net's reportable segments are strategic business units that offer different products and services. They are managed separately, based on the fundamental differences in their operations. The Internet publishing segment provides content for Andover/Net's network of Web sites. The Product segment sells merchandise related to Linux and other computing themes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Expenses are allocated to the reportable segments. The Company has no intersegment sales and transfers, and does not allocate assets to the operating segments.

                        ANDOVER.NET, INC. AND SUBSIDIARY

     The operating segments reported below are the segments for which separate financial information is available and for which operating loss amounts are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

                                                               INTERNET
                                                              PUBLISHING    PRODUCT    CONSOLIDATED
                                                              ----------    -------    ------------
                                                                         (IN THOUSANDS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
Net Revenues................................................   $  1,772      $ 285       $  2,057
Cost of revenues............................................        355        126            481
Research and development....................................        323         --            323
Depreciation and amortization...............................        259        179            438
Segment loss................................................    (15,741)      (239)       (15,980)
Total assets................................................     84,172        245         84,417
FOR THE YEAR ENDED SEPTEMBER 30, 1999
Net Revenues................................................   $  2,021      $ 100       $  2,121
Cost of revenues............................................        731          2            733
Research and development....................................        770         --            770
Depreciation and amortization...............................        265        167            432
Segment loss................................................     (5,631)      (156)        (5,787)
Total assets................................................     14,389         51         14,440

(14) SUBSEQUENT EVENTS

  (a) Acquisition by VA Linux Systems

     On February 2, 2000, Andover.Net entered into a merger agreement (the Transaction) with VA Linux Systems, Inc. (VA Linux), whereby VA Linux will effectively acquire all common shares of Andover.Net. In connection with the Transaction, each share of Andover.Net common stock will be exchanged for 0.425 of a share of VA Linux common stock, reduced by an aggregate of $60,000,000 in cash payments to common stockholders of Andover.Net as provided for in the transaction. The transaction is subject to approval by the stockholders of Andover.Net and customary closing conditions.

  (b) Acquisition -- QuestionExchange.com

     On February 7, 2000, Andover.Net entered into a stock purchase agreement to acquire all outstanding shares of QuestionExchange, Inc. for $12,500,000 in Andover.Net common stock and cash. QuestionExchange provides a forum for individuals who have questions regarding information technology to be connected with individuals who can answer those questions.

     The purchase price consists of $8,170,000 to be paid in common stock and cash upon the closing of the agreement. Additional cash payments of approximately $1,750,000 will be paid over the next three years. Additionally, there are contingent stock payments totaling $2,500,000 based on meeting certain financial targets. Additional contingent payments of $80,000 will be payable over two years contingent on the continued employment of certain sellers.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                INTRODUCTION TO PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma combined statements of operations for the year ended September 30, 1999 give effect to the acquisitions by Andover.Net, Inc. of Slashdot.org and Animation Factory as if each had occurred at the beginning of the period presented. The unaudited pro forma combined statement of operations does not include the effects of the Andover.Net, Inc. acquisition of the assets related to Freshmeat as of August 6, 1999 or ThinkGeek.com as of October 25, 1999, as Andover.Net, Inc. has determined that its effects are immaterial. The unaudited pro forma combined statement of operations gives effect to the issuance of the convertible notes payable and their subsequent conversion into Series B Redeemable Convertible Preferred Stock, as these notes were used to finance the acquisitions. These statements do not take into effect the issuance of the Series B Redeemable Convertible Preferred Stock in September 1999.

     The unaudited pro forma combined statements of operations have been prepared using the purchase method of accounting for the Acquisitions whereby the total cost of each acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the effective dates of such acquisitions. Such allocations have been made based upon currently available information and management's estimates. Final allocations will be determined upon completion of the analysis of the assets acquired and liabilities assumed.

     The unaudited pro forma combined statement of operations for the year ended September 30, 1999 is based on the audited financial statements for the year ended September 30, 1999 of Andover.Net, Inc. and the unaudited operating results for the nine months ended June 30, 1999 of Slashdot.org and Animation Factory. The unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a presentation of results for the respective periods in accordance with the basis of presentation described in Note 2 of the notes to Andover.Net, Inc.'s consolidated financial statements and similar statements found in the other entities' financial statements.

     The unaudited pro forma combined statement of operations do not purport to represent what the results of operations or financial position of Andover.Net, Inc. would actually have been if any of the transactions had occurred on such dates or to project the results of operations or financial positions of Andover.Net, Inc. for any future date or period. The unaudited pro forma combined statements of operations set forth below should be read in conjunction with the respective consolidated financial statements and notes thereto of the Andover.Net, Inc. included elsewhere in this prospectus, and management's discussion and analysis of financial condition and results of operations.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                                              HISTORICAL                            PRO FORMA
                                      ----------------------------------------------------------     COMBINED
                                                                      ANIMATION                      FOR THE
                                      ANDOVER.NET   SLASHDOT.ORG(A)    FACTORY    ADJUSTMENTS(E)   ACQUISITIONS
                                      -----------   ---------------   ---------   --------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Advertising.......................    $ 2,021          $293           $ --         $    --         $  2,314
  Software product..................        100            --            215              --              315
                                        -------          ----           ----         -------         --------
          Total revenues............      2,121           293            215              --            2,629
Cost of Revenues:
  Editorial content and related.....        731           118             --              --              849
  Software product..................          2            --            155              --              157
                                        -------          ----           ----         -------         --------
          Total cost of revenues....        733           118            155              --            1,006
                                        -------          ----           ----         -------         --------
Gross profit........................      1,388           175             60              --            1,623
                                        -------          ----           ----         -------         --------
Operating expenses..................      6,443            55             68             994(b)
                                                                                       2,439(c)         9,999
                                        -------          ----           ----         -------         --------
Operating (loss) income.............     (5,055)          120             (8)         (3,433)          (8,376)
Interest (expense) income...........       (378)           --             --            (172)(e)
                                                                                      (2,124)(f)       (2,674)
Other (expense) income..............         --            --             23              --               23
                                        -------          ----           ----         -------         --------
(Loss) income before taxes..........     (5,433)          120             15          (5,729)         (11,027)
Income tax benefit..................         --            --             --              --               --
                                        -------          ----           ----         -------         --------
Net (loss) income...................    $(5,433)         $120           $ 15         $(5,729)        $(11,027)
                                        =======          ====           ====         =======         ========
Accretion on preferred stock........        354            --             --              --              354
Net (loss) income applicable to
  common shareholders...............    $(5,787)         $120           $ 15         $(5,729)        $(11,381)
                                        =======          ====           ====         =======         ========
Basic and diluted net loss per share
  applicable to common
  stockholders......................    $ (0.78)                                                     $  (1.51)
                                        =======                                                      ========
Basic and diluted weighted average
  shares outstanding................      7,419                                          145(d)         7,564
                                        =======                                      =======         ========
Other Operating Data:
  Depreciation and amortization.....    $   432          $ --           $ --         $    --         $    432
                                        =======          ====           ====         =======         ========

------------------------------
(a) Includes the results of operations of the acquired businesses from the beginning of the period reporting through the respective dates of acquisition by Andover.Net (both entities on June 28, 1999).

(b) Reflects the amortization of goodwill and intangible assets associated with the acquisition of Slashdot.org and Animation Factory. The intangible assets and goodwill of Slashdot.org and Animation Factory are as follows:

                                                          ANIMATION
ASSET                           LIFE      SLASHDOT.ORG     FACTORY      AMORTIZATION
-----                          -------    ------------    ----------    ------------
Covenant not to compete......  5 years     $  242,000     $  177,000      $ 63,000
Trademarks...................  2 years         23,000         15,000        14,000
Animation library............  2 years             --        213,000        80,000
Goodwill.....................  2 years      1,235,000      1,017,000       837,000
                                           ----------     ----------      --------
                                           $1,500,000     $1,422,000      $994,000
                                           ==========     ==========      ========

(c) Reflects additional compensation payments required with the purchase agreements. These payments, which are solely contingent upon the continued employment of two key employees, are payable over two years and are comprised of $3,500,000 of cash and $3,000,000 in stock compensation. Andover.Net is recognizing this compensation expense ratably over the two-year period. The remaining contingent payments of $4,600,000 in stock compensation are not reflected, as they are contingent upon performance milestones. At this time, it is uncertain if or when these milestones will be met. Included in the pro forma adjustments is nine months of this compensation expense, as the Andover.Net results include three months of compensation charges. The nine-month compensation expense was computed by dividing the $3,500,000 cash contingent payments and the $3,000,000 stock contingent payments by the 24-month payment period and multiplying by nine months.

(d) Reflects weighted shares to be issued as compensation associated with the acquisitions of Slashdot.org and Animation Factory at an offering price of $18.00. These shares are to be issued within the first nine months after the offering.

(e) Reflects interest expense on debt used to finance the acquisitions calculated using an assumed interest rate of 8.35% per annum on the convertible notes payable.

(f) Reflects the additional charge recorded as interest expense for the beneficial conversion effect of the convertible notes payable. The charge was computed assuming the issuance of the convertible notes payable at the beginning of the period presented and the conversion at September 16, 1999, which is a period of 11.5 months. Therefore, the entire charge of $2,124,000 is recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information required by Item 10 of Form 10-K with respect to executive officers of Andover.Net is set forth below. Executive officers of Andover.Net are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of Andover.Net.

     Our directors and executive officers and their respective ages and positions are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Bruce A. Twickler....................  54    President, Chief Executive Officer and Chairman
Peter A. Phelps......................  43    Chief Financial Officer
Adam B. Green........................  43    Chief Technology Officer
James E. Patterson...................  61    Executive Vice President
William M. Dwyer.....................  47    Vice President, Publishing
Derek V. Carroll.....................  43    Vice President, Business Development
Janet F. Holian......................  40    Vice President, Corporate Communications
Walter M. Bird, III..................  42    Director
Jonathan M. Goldstein................  38    Director
James D. Logan.......................  47    Director
Robert Malda.........................  23    Director
Louis Page...........................  33    Director
Thomas R. Shepherd...................  70    Director
John R. Trombly......................  52    Director

     Bruce A. Twickler. Mr. Twickler founded Andover.Net in 1992, has been a director, President and Chief Executive Officer since its formation and was elected Chairman of the Board in September 1999. From 1988 to 1991, Mr. Twickler was Vice President of Microcom. From 1987 to 1988, Mr. Twickler was President of Shiva Corporation, and from 1983 to 1986 he was President of Hayden Software. Prior to that time, Mr. Twickler was Vice President of Marketing of Pioneer Electronics USA.

     Peter A. Phelps. Mr. Phelps joined Andover.Net in October 1999 as Chief Financial Officer. In 1998 Mr. Phelps co-founded Marathon Investment Partners, LP, a Small Business Investment Company that provides capital for middle market operating companies. From 1998 to October 1999, Mr. Phelps was the Chief Financial Officer and a Partner of Marathon Investment Partners. From 1987 to 1998, Mr. Phelps was the Chief Financial Officer of Rosse Enterprises Limited, a private equity firm. Mr. Phelps was also previously a Manager at PricewaterhouseCoopers LLP and Audit Supervisor at Ernst & Young LLP. Mr. Phelps is a Certified Public Accountant.

     Adam B. Green. Mr. Green has been Chief Technology Officer of Andover.Net since July 1996. From 1995 to 1996, Mr. Green was Vice President of Internet Products at Clear Software, Inc. In 1994, Mr. Green was a consultant and contract trainer for Alpha Software, Inc. In 1993, Mr. Green was a consultant and contract trainer for Powersoft.

     James E. Patterson. Mr. Patterson has been an Executive Vice President of Andover.Net since May 1999. He is responsible for implementing our e-commerce strategy. From February 1997 to May 1999, he was Andover.Net's Vice President, Sales and Marketing, and from November 1995 to February 1997, he was our Vice President, Sales. From May 1991 to November 1995, Mr. Patterson was Director of the IBM Business Unit of Wang Global.

     William M. Dwyer. Mr. Dwyer has been Vice President, Publishing of Andover.Net since May 1999. He is responsible for sales and marketing. From 1994 to 1999, Mr. Dwyer was self-employed. Through his companies The InterMedia Group and IT/World Inc., he provided publishing and media sales consulting services to companies such as PennWell Publishing and Skinner James Publishing. As Publisher, Mr. Dwyer created and launched "BackOffice Magazine" for PennWell Publishing. Prior to founding IT/World, Inc., Mr. Dwyer was Vice President of Sales for BYTE Magazine at McGraw-Hill, Inc. Previously, Mr. Dwyer held a variety of positions at Ziff-Davis over a 10-year period including Director of the Ziff-Davis Magazine Network.

     Derek V. Carroll. Mr. Carroll has been Vice President, Business Development of Andover.Net since February 1999. From 1995 to 1999, Mr. Carroll was Vice-President of Sales and Marketing of Silent Systems, Inc. From 1995 to 1996, Mr. Carroll was Director of New Business Development and from 1990 to 1995 Director of Sales of MicroTouch Systems, Inc.

     Janet F. Holian. Ms. Holian has been Vice President, Corporate Communications of Andover.Net since August 1999. Ms. Holian joined Andover.Net in February 1999 as Director of Marketing. From 1996 to 1998, Ms. Holian was Vice President of Marketing of PersonalAudio, Inc. From 1993 to 1996, Ms. Holian was Director of Marketing of MicroTouch Systems, Inc.

     Walter M. Bird, III. Mr. Bird has been a director of Andover.Net since July 1997. Since 1996, Mr. Bird has been Vice President of Claflin Capital Management, Inc., a venture capital investment management firm. From 1990 to 1996, Mr. Bird was a Vice President of BankBoston, N.A.

     Jonathan M. Goldstein. Mr. Goldstein has been a director of Andover.Net since September 1999. Since 1986, he had been associated with TA Associates, Inc., a venture capital firm, a Vice President from 1990 to 1996 and as a Principal from January 1997 to date.

     James D. Logan. Mr. Logan has been a director of Andover.Net since January 1999. Mr. Logan is the President and Chief Executive Officer of Gotuit Media, Inc. which he founded in 1999. From 1996 to 1998, Mr. Logan was President and Chief Executive Officer of PersonalAudio, Inc. which he founded. From 1982 to 1996, Mr. Logan was the Chief Executive Officer and President of MicroTouch Systems Inc. Mr. Logan is currently Chairman of the Board of Directors of MicroTouch Systems Inc.

     Robert Malda. Mr. Malda has been a director of Andover.Net since July 1999, joining the Board following our acquisition of Slashdot.org from BlockStackers, Inc. He is currently the editor of the Slashdot.org web site. Mr. Malda is President of BlockStackers which he co-founded in 1996. Mr. Malda served as a web site developer for The Image Group from 1996 to 1998. From 1994 to 1996, Mr. Malda was a personal computer technician at the Donnelly Corporation.

     Louis Page, CFA. Mr. Page has been a director of Andover.Net since October 1995. Mr. Page is and has been since 1994 the President and founder of Window to Wall Street, Inc., a company that serves as the general partner of a number of venture capital investment firms.

     Thomas R. Shepherd. Mr. Shepherd has been a director of Andover.Net since July 1999. Mr. Shepherd is a co-founder and has been the Chairman of The Shepherd Group, LLC, a private equity investment firm, since 1996. Additionally, Mr. Shepherd is a Special Partner, and until 1998 was a Managing Director, of the Thomas H. Lee Company, a private equity investment firm. Prior to joining the Thomas H. Lee Company in 1986, Mr. Shepherd was President of the GTE Lighting Products Group of GTE Sylvania from 1983 to 1986, and was President of North American Philips Commercial Electronics Corporation from 1981 to 1983. Mr. Shepherd is also a director of Rayovac Corporation and The Vermont Teddy Bear Co., Inc.

     John E. Trombly. Mr. Trombly has been a director of Andover.Net since October 1995. Since 1992, Mr. Trombly has been an Executive Vice President of Royalty Capital Management, Inc., a venture capital management firm, and a General Partner of Royalty Capital Fund L.P. I, a venture capital investment fund. Prior to co-founding Royal Capital Fund, Mr. Trombly was President of Foxboro/Octek from 1978 to 1988.

     Pursuant to contractual arrangements between Andover.Net and several of our stockholders which will terminate at the closing of this offering, our directors were nominated as follows: Jonathan M. Goldstein is the nominee of the Series B stockholders; Louis Page is the nominee of Windows to Wall Street, Inc.; Thomas R. Shepherd is the nominee of The Shepherd Venture fund I, L.P. and the Shepherd Group, LLC, Bruce A. Twickler is nominated as the Chief Executive Officer and the other directors are not nominated by a particular stockholder group, but have contractually agreed to be directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Andover.Net's officers and directors and persons owning more than 10% of the outstanding Common Stock of Andover.Net to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of Common Stock of Andover.Net are required by Securities and Exchange Commission regulations to furnish Andover.Net with copies of all Section 16(a) forms they file.

     Based solely on copies of such forms furnished as provided above, management believes that through the date hereof all Section 16(a) filing requirements applicable to its officers, directors and owners of greater than 10% of its Common Stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by the Chief Executive Officer of Andover.Net and each of Andover.Net's other most highly compensated executive officers, collectively, the Named Executive Officers, during the year ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                   ANNUAL COMPENSATION                 COMPENSATION
                                      ---------------------------------------------   ---------------
                                               COMPENSATION($)                          SECURITIES
                                             --------------------    OTHER ANNUAL       UNDERLYING       ALL OTHER
               AWARDS                 YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS/SARS(#)   COMPENSATION
------------------------------------  ----   ---------   --------   ---------------   ---------------   ------------
OTHER
NAME AND PRINCIPAL POSITION
Bruce Twickler......................  1999    127,000     20,000            --                 --              --
  President, Chief Executive Officer
    and Chairman
Adam Green..........................  1999    130,000     23,500            --            100,476              --
  Chief Technology Officer
James Patterson.....................  1999    109,800     17,000        27,051(1)              --              --
  Executive Vice President
Derek Carroll.......................  1999    102,605     20,500            --            160,760              --
  Vice President, Business
    Development (commenced
    employment with Andover.Net in
    February 1999)
William Dwyer.......................  1999     76,672     12,500            --             80,380              --
  Vice President, Publishing
    (commenced employment with
    Andover.Net in May 1999)

---------------
(1) Compensation due to the exercise of employee stock options.

     The following table sets forth certain information regarding the option grants made during the year ended December 31, 1999 to each of the Company's named executive officers in the summary compensation table above. The Company issued no stock appreciation rights in the year ended December 31, 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
                                                                                            FOR OPTION TERM(1)
                        NUMBER OF                                                  ------------------------------------
                       SECURITIES    PERCENT OF TOTAL
                       UNDERLYING    OPTIONS GRANTED    EXERCISE OR
                         OPTIONS     TO EMPLOYEES IN    BASE PRICE    EXPIRATION
        NAME           GRANTED(#)     FISCAL YEAR(%)     ($/SHARE)       DATE        0%($)        5%($)        10%($)
        ----           -----------   ----------------   -----------   ----------     -----        -----        ------
Bruce Twickler.......          0             --               --
Adam Green...........    100,476           9.92%          0.2613      9/1/2009      1,058,886    1,741,326    2,788,321
James Patterson......          0             --               --
Derek Carroll........     80,380           7.94%          0.0936      9/1/2009        860,580    1,406,526    2,244,115
                          20,095           1.98%          0.2613      9/1/2009        211,775      348,262      557,659
                          60,285           5.95%          0.2613      9/1/2009        635,326    1,044,785    1,672,976
                         -------          -----                                    ----------   ----------   ----------
Derek Carroll
  Total:.............    160,760          15.88%                                    1,707,681    2,799,573    4,474,750
William Dwyer........     80,380           7.94%          0.1433      9/2/2009        856,586    1,402,531    2,240,120

---------------
(1) In accordance with the rules of the SEC, shown are the gains or "option spreads" that would exist for the respective options granted. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future common stock prices.

     Year End Option Table. The following table sets forth information regarding exercise of options and the number and value of options held at December 31, 1999, by each of the Company's named executive officers in the Summary Compensation Table above:

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                           YEAR-END OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                                  OPTIONS AT                           OPTIONS AT
                                                                FISCAL YEAR END                    FISCAL YEAR END(1)
                       SHARES ACQUIRED      VALUE      ---------------------------------   ----------------------------------
        NAME           ON EXERCISE(#)    REALIZED($)   EXERCISABLE(#)   UNEXERCISABLE(#)   EXERCISABLE($)    UNEXERCISABLE($)
        ----           ---------------   -----------   --------------   ----------------   --------------    ----------------
Bruce Twickler.......           0                         147,760                 0          $ 3,679.22         $     0.00
Adam Green...........           0                         304,904           100,476          $ 7,592.11         $26,254.38
James Patterson......      30,203         $479,595         88,649                 0          $ 2,207.36         $     0.00
Derek Carroll........                                     100,475            60,285          $12,774.39         $15,752.47
William Dwyer........           0                          80,380                 0          $11,518.45         $     0.00

---------------
(1) Value is based on the difference between the option exercise price and the initial public offering price of the common stock multiplied by the number of shares of common stock underlying the option. No market existed for the common stock prior to this offering. Offering price of $18.00 per share; exercise prices vary and are noted in the Option Grants in Last Fiscal Year table.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of Directors has furnished the following report on executive compensation.

     The Committee administers Andover.Net's executive compensation program. The Committee, which is composed of three independent directors, establishes and administers Andover.Net's executive compensation policies and plans and administers Andover.Net's stock option and other equity-related employee compensation plans. The Committee considers internal and external information in determining officers' compensation.

COMPENSATION PHILOSOPHY

     Andover.Net's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of Andover.Net's stockholders. The Compensation policies are designed to achieve the following objectives:

          Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term stockholder value.

          Maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of Andover.Net and the increase in stockholder value as measured principally by the trading price of Andover.Net's Common Stock.

          Further Andover.Net's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

COMPENSATION PROGRAM

     Andover.Net's executive compensation program has three major integrated components, base salary, annual incentive awards, and long term incentives. Andover.Net emphasizes the award of stock options as long term incentives to executive officers.

     Base Salary. Base salary levels for executive officers are determined annually by reviewing the competitive pay practices of Internet companies of similar size and market capitalization, the skills, performance level, and contribution to the business of individual executives, and the needs of Andover.Net. Overall, Andover.Net believes that base salaries for its executive officers are below competitive salary levels for similar positions in these Internet companies.

     Annual Incentive Awards. Andover.Net's executive officers may be eligible to receive annual cash bonus awards designed to motivate executives to attain short-term and long-term corporate and individual management goals. The Committee establishes the annual incentive opportunity for each executive officer in relation to his or her base salary. Executive officers are eligible for a bonus of up to $9,000 per quarter. The amount of each bonus is based on a consideration of our quarterly revenues and quarterly traffic as well as the achievement of specific corporate objectives.

     Long-Term Incentives. As noted above, Andover.Net has relied substantially on long-term equity compensation as the principal means of compensating and incentivizing its executive officers. The Committee believes that stock ownership is an excellent vehicle for compensating its officers and employees. Andover.Net provides long-term incentives through its 1999 Stock Option Plan, the purpose of which is to create a direct link between executive compensation and increases in stockholder value. Stock options are granted at fair market value and vest in installments generally over one to four years. Thus, the value of the stockholders' investment in Andover.Net must appreciate before the optionee receives any financial benefit. Additionally, the employee remains in Andover.Net's employ for the period required for the stock option to be exercisable, thus providing an incentive to remain in Andover.Net's employ. When determining option awards for an executive officer, the Committee considers the executive's current contribution to Company performance, the anticipated contribution to meeting Andover.Net's long term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of Andover.Net's Common Stock, this portion of the executive's compensation is directly aligned with an increase in stockholder value. The Committee believes that the stock option plan aligns the interests of the employees with the long-term interests of the stockholders.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Twickler's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Mr. Twickler's current annual base salary is $150,000 subject to annual review and increase by the Board of Directors of Andover.Net. During 1999, Mr. Twickler received a cash bonus of $20,000. Mr. Twickler holds options to purchase 147,760 shares of common stock. Accordingly, through his ownership of Company Common Stock and options to purchase Common Stock, Mr. Twickler's pecuniary interests are aligned with those of Andover.Net's stockholders.

SECTION 162(M) LIMITATION

     Section 162(m) of the U.S. Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1,000,000 paid to the Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by stockholders.

     The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1,000,000 limit for any individual executive. Having considered the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under Andover.Net's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, Andover.Net's compensation philosophy and Andover.Net's best interests.

                             COMPENSATION COMMITTEE
                             JONATHAN M. GOLDSTEIN
                              WALTER M. BIRD, III
                                 JAMES D. LOGAN

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Goldstein, Bird and Logan serve as members of the Compensation Committee. None of them were officers or employees of Andover.Net or any of its subsidiaries during fiscal 1999.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

     During 1999, none of the directors received compensation for serving as directors of Andover.Net except that Mr. Logan received an option to purchase 80,380 shares of common stock at an exercise price of $1.06 per share and Mr. Twickler received compensation as an employee of Andover.Net. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors or committees thereof.

                            STOCK PERFORMANCE GRAPH

     The graph set forth below compares the change in Andover.Net's cumulative total stockholder return on its common stock (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the period indicated, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end of the period and December 8, 1999, the date the Company's Common Stock commenced trading on The Nasdaq National Market; by (ii) the share price at December 8, 1999) with the cumulative total return of The Nasdaq Stock Market (U.S. Companies) Index and the cumulative total return of the Nasdaq Computer and Data Processing Stocks index (assuming the investment of $100 in the Company's Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Computer and Data Processing Stocks index on December 8, 1999, and reinvestment of all dividends). During fiscal year 1999, the Company paid no dividends.

                                                                                                          NASDAQ COMPUTER AND
                                                                           NASDAQ STOCK MARKET (U.S.   DATA PROCESSING STOCKS SIC
                                                   ANDOVER.NET, INC.              COMPANIES)             7370-7379 US & FOREIGN
                                                   -----------------       -------------------------   --------------------------
6/30/99                                                                               75.7                        69.4
7/30/99                                                                               74.4                        65.4
8/31/99                                                                               77.5                        68.6
9/30/99                                                                               77.6                        71.8
10/31/99                                                                              83.6                        76.6
11/30/99                                                                              93.4                        88.9
12/08/99                                                100.0                        100.0                       100.0
12/31/99                                                 56.2                        114.3                       121.4

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2000, and as adjusted to reflect the sale of the common stock offered hereby by:

     - each person who is known by us to own beneficially more than 5% of the outstanding shares of our capital stock;

     -  each of our directors;

     -  the named executive officers; and

     -  all directors and executive officers as a group.

     Percentage of ownership is calculated as required by the Securities and Exchange Commission, or SEC. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is 50 Nagog Park, Acton, Massachusetts 01720.

                                                               NUMBER OF SHARES      PERCENTAGE OF
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED   SHARES OUTSTANDING
            ------------------------------------              ------------------   ------------------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Bruce A. Twickler(1)........................................       1,146,170               7.2%
Peter A. Phelps.............................................              --                 *
Adam B. Green(2)............................................         304,904               1.9
James E. Patterson(3).......................................         109,921                 *
William M. Dwyer(4).........................................          80,381                 *
Derek V. Carroll(5).........................................         100,476                 *
Janet F. Holian(6)..........................................          30,143                 *
Walter M. Bird III(7).......................................         792,690               5.0%
Jonathan M. Goldstein(8)....................................       2,381,341              14.9%
James D. Logan(9)...........................................         203,504               1.3%
Robert Malda................................................          27,778                 *
Louis Page(10)..............................................       1,327,178               8.3%
Thomas R. Shepherd(11)......................................         199,605               1.2%
John E. Trombly(12).........................................         517,452               3.2%
All Directors and Executive Officers as a Group
  (14 persons, including the above).........................       7,221,543              45.2%
5% STOCKHOLDERS
James S. Mulhullond, Jr.....................................         926,329               5.8%
  One East 66th Street
  New York, NY 10021
TA/Advent VIII L.P.(13) ....................................       1,592,871              10.0%
  High Street Tower
  125 High Street
  Boston, MA 02110

---------------
  *  Less than one percent

 (1) Shares listed as held by Bruce A. Twickler includes options to purchase 147,760 shares.

 (2) Shares listed as held by Adam B. Green include options to purchase 304,904 shares.

 (3) Shares listed as held by James E. Patterson include options to purchase 79,718 shares.

 (4) Shares listed as held by William M. Dwyer include options to purchase 80,381 shares.

 (5) Shares listed as held by Derek V. Carroll include options to purchase 100,476 shares.

 (6) Shares listed as held by Janet F. Holian include options to purchase 30,143 shares.

 (7) Shares listed as held by Walter M. Bird III include 461,009 shares held by Claflin Capital VI, L.P. and 331,681 Claflin Capital VII, L.P. of which Mr. Bird is the general partner. Mr. Bird disclaims beneficial ownership of these shares.

 (8) Shares listed as held by Jonathan M. Goldstein include an aggregate of 1,592,871 shares held by TA/Advent VIII L.P., 726,351 shares held by TA/Atlantic and Pacific IV, L.P., 30,263 shares held by TA Executives Fund LLC, and 31,856 shares held by TA Investors LLC. Mr. Goldstein has beneficial ownership of 6,636 of such shares. Mr. Goldstein disclaims beneficial ownership of the remaining shares.

 (9) Shares listed as held by James D. Logan include 94,085 shares held by the James D. and Kerry M. Logan Family Trust U/A/D 12/30/93 of which his mother Bernice C. Logan is a trustee and 94,085 shares held by the Logan Children's Trust U/A/D 8/31/99 of which Bernice Logan is also a Trustee. Mr. Logan disclaims beneficial ownership of these shares. Shares listed as held by Mr. Logan also include 15,333 options for shares Mr. Logan has the right to acquire within 60 days of October 31, 1999.

(10) Shares listed as held by Louis Page include 561,480 shares held by Window to Wall Street, Inc. of which Mr. Page is the president, 569,197 shares held by Window to Wall Street Limited Partnership of which Window to Wall Street Inc. is the general partner and 196,501 shares held by Window to Wall Street II Limited Partnership of which Window to Wall Street, Inc. is the general partner. Mr. Page disclaims beneficial ownership of the shares held by Window to Wall Street Limited Partnership and Window to Wall Street II Limited Partnership.

(11) Shares listed as held by Thomas R. Shepherd include an aggregate of 10,188 shares held by The Shepherd Group, LLC of which Mr. Shepherd is the Chairman and 80,883 shares held by The Shepherd Venture Fund I, L.P. of which The Shepherd Group, LLC is the general partner. Mr. Shepherd disclaims beneficial ownership of these shares.

(12) Shares listed as held by John E. Trombly include 334,927 shares held by Royalty Capital Fund L.P. I, of which Royalty Capital Management, Inc. is the general partner. Mr. Trombly is the Executive Vice President of Royalty Capital Management, Inc. Mr. Trombly disclaims beneficial ownership of these shares.

(13) TA/Advent VIII L.P., TA/Atlantic and Pacific IV, L.P., TA Executives Fund LLC and TA Investors LLC are under common control. Collectively these entities own 2,381,341 shares of Andover.Net.

(14) Window to Wall Street, Inc. is the general partner of Window to Wall Street Limited Partnership and Window to Wall Street II Limited Partnership. Collectively, these entities own 1,327,178 shares of Andover.Net.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE OF SERIES B PREFERRED STOCK

     Andover.Net issued and sold 600,568 shares of Series B convertible preferred stock on September 15, 1999. 480,354 shares were sold and issued to affiliates of TA Associates, Inc. and others and 120,214 shares, in the aggregate, were issued to holders of convertible promissory notes in exchange for the cancellation of their notes. The total aggregate proceeds to Andover.Net in the private placement was approximately $10,100,000. The Series B convertible preferred stock is immediately convertible into common stock at the option of the holder and converted into 3,017,133 shares of common stock upon the initial public offering.

EMPLOYMENT AGREEMENTS

  Robert Malda

     In connection with its acquisition of Slashdot.org, Andover.Net entered into an employment agreement with Robert Malda, a director of Andover.Net, on June 28, 1999, for a term of three years. The agreement provides that Mr. Malda is entitled to a base salary of $90,000 per year. In addition, Mr. Malda is entitled to customary employee benefits. Mr. Malda's employment agreement may be terminated by Andover.Net at any time for "cause," which is defined as (a) the conviction of or plea of no contest to any felony, (b) continued, uncured insubordination, (c) breach of the non-competition provisions of the employment agreement or (d) commission of any fraud, embezzlement or similar acts of dishonesty against Andover.Net. This agreement may also be terminated by Andover.Net without cause or by Mr. Malda for "good reason," which is defined as
(a) the assignment of any duties inconsistent with those set forth in the employment agreement, (b) any material reduction in Mr. Malda's salary or benefits, (c) breach of the employment agreement by Andover.Net or (d) the requirement by Andover.Net that Mr. Malda perform his duties from any specific location for a prolonged period of time. If Mr. Malda is terminated without cause or terminates for "good reason" then Mr. Malda is entitled to continue to receive his existing base salary and benefits for a period of 12 months and is entitled to receive the payments set forth in the Slashdot.org purchase agreement without reduction. See "Other Transactions with Management - Slashdot.org Purchase Agreement."

     Under the terms of the employment agreement, Mr. Malda has agreed that during the term of the agreement he will not participate in the management of any entity which is in competition with Andover.Net. In the event that Andover.Net terminates Mr. Malda without cause or if Mr. Malda terminates for good reason, this non-competition period will terminate concurrently with the termination of employment.

OTHER TRANSACTIONS WITH MANAGEMENT

  Compensation and Benefits.

     Our executive officers receive compensation, bonuses and other benefits under various employee benefit plan arrangements maintained by us and its subsidiaries. The executive officers participated in such benefit plans under the same terms generally made available to our similarly situated employees with similar responsibilities and levels of compensation.

     Our executive officers are eligible for performance bonuses under our Executive Officer Incentive Plan. Under this plan, each officer is eligible for a bonus of up to $9,000 per quarter. The amount of each bonus is based on a consideration of our quarterly revenues and quarterly traffic as well as the achievement of specific corporate objectives.

  Slashdot.org Purchase Agreement

     Under the terms of the Asset Purchase Agreement between BlockStackers, Inc. and Andover.Net, dated as of June 18, 1999, Andover.Net purchased those assets of BlockStackers relating to the Slashdot.org web site for 1.5 million in cash paid at closing and maximum future cash payments of $3.5 million payable over the next two years contingent on the continued employment of two key employees. Maximum future stock consideration of $7.0 million is payable over a period of two years following this offering. For the purposes of these issuances, the number of shares of common stock to be issued is determined using an initial public offering price of $18.00 per share. Thus, the total consideration that will be paid is valued at $8.5 million and the maximum contingent consideration payable is $3.5 million. All consideration has been or will be paid to BlockStackers. The number of shares paid is contingent on the continued employment of two key employees and the achievement of performance milestones relating to traffic on the web site.

     - 111,111 shares issued upon the initial public offering;

     - 55,555 shares issuable seven months after the initial public offering;

     - 37,037 shares issuable 12 months after the initial public offering;

     - 74,074 shares issuable 12 months after the initial public offering provided that the milestones in the agreement have been met;

     - 37,037 shares issuable 24 months after the closing of the initial public offering; and

     - 74,074 shares issuable 24 months after the closing of this offering provided that the milestones in the agreement have been met.

     Pursuant to this purchase agreement, BlockStackers also agreed not to compete with Andover.Net or to solicit its personnel, customers or suppliers. Specifically, BlockStackers may not compete with Andover.Net, its subsidiaries or affiliates by engaging in any business that involves a real-time or contemporaneous news web site until June 28, 2004. Prior to June 28, 2001, BlockStackers may not solicit personnel, customers or suppliers from Andover.Net, its subsidiaries or affiliates. Mr. Malda, a director of Andover.Net, owns 25% of BlockStackers. Mr. Malda, the President and co-founder of BlockStackers, was a web site manager of BlockStackers, running Slashdot.org. Mr. Malda continues to run Slashdot.org as a web site manager and editor of Andover.Net.

  Freshmeat.net Purchase Agreement

     Under the terms of the Asset Purchase Agreement between Patrick Lenz (the owner of Freshmeat.net) and Andover.Net, dated August 6, 1999, Andover.Net purchased those assets relating to the Freshmeat.net web site for consideration with a maximum total value of $1.0 million. Of the $667,000 cash portion of the purchase price, $367,000 was paid on the closing of the acquisition and $300,000 will be paid in 15 non-contingent monthly installments beginning September 1999. The stock consideration portion of the purchase price is payable over two years contingent on the continuation of the consulting agreement between Mr. Lenz and Andover.Net. Pursuant to the consulting agreement, Mr. Lenz will provide maintenance for the Freshmeat.net web site. The agreement automatically terminates on September 1, 2002 unless the parties extend its term prior to that date. For purposes of these issuances, the number of shares of common stock to be issued is determined using an initial public offering price of $18.00 per share.

     - 6,172 shares issued upon the initial public offering;

     - 6,172 shares issuable 12 months after the initial public offering; and

     - 6,172 shares issuable 24 months after the initial public offering.

     Mr. Lenz is presently an independent contractor of Andover.Net.

  Animation Factory Purchase Agreement

     Under the terms of the Asset Purchase Agreement between Eclipse Digital Imaging, Inc. and Andover.Net, dated as of June 18, 1999, Andover.Net purchased certain assets of Eclipse Digital Imaging including certain graphical and artistic web sites known as Animation Factory for consideration with a maximum total value of $2.1 million. Of the $1.5 million cash portion of purchase price, $250,000 was paid on the closing of the acquisition and $1.25 million will be paid in 15 equal monthly installments beginning October 1999. The $600,000 stock consideration portion of the purchase price is payable over two years contingent on the continued employment of the two key employees of Eclipse Digital Imaging and the achievement of performance milestones relating to the creation of new animation images. All consideration has been or will be paid to Eclipse Digital Imaging. For the purposes of these issuances, the number of shares of common stock to be issued is determined using an initial public offering price of $18.00 per share.

     - 11,111 shares issued upon the initial public offering;

     - 11,111 shares issuable 12 months after the initial public offering; and

     - 11,111 shares issuable 24 months after the initial public offering.

     In addition, the two key employees of Animation Factory have entered into employment and non-competition agreements with Andover.Net pursuant to which they will provide services in a managerial capacity. These agreements may be terminated by either party upon written notice.

     James Maloney and Art Holden, employees of Andover.Net, each own 25% of Eclipse Digital Imaging.

  ThinkGeek Purchase Agreement

     Under the terms of the Purchase Agreement dated October 25, 1999 Andover.Net acquired all of the assets relating to the Web site ThinkGeek.com from ThinkGeek, LLC. Consideration for this transaction consisted of a $200,000 cash payment made at the closing and $200,000 payable in eight equal quarterly contingent installments beginning in January 2000. These quarterly payments are contingent on the continued employment of the key employees of ThinkGeek.com and are not considered part of the purchase price.

  QuestionExchange, Inc. Stock Purchase Agreement

     Under the terms of the Stock Purchase Agreement dated February 7, 2000, Andover.Net agreed to acquire all outstanding shares of QuestionExchange, Inc. for $12,500,000 in Andover.Net common stock and cash.

     The purchase price consists of $8,170,000 to be paid in common stock and cash upon the closing of the agreement. Additional cash payments of approximately $1,750,000 will be paid over the next three years. Additionally, there are contingent stock payments totaling $2,500,000 based on meeting certain financial targets. Additional contingent payments of $80,000 will be payable over two years contingent on the continued employment of certain sellers.

     We intend to enter into indemnification agreements with each of our non-employee directors. These indemnification agreements will require us to indemnify such individuals to the fullest extent permitted by Delaware law.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements and Schedules

        (1) FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ANDOVER.NET, INC. AND SUBSIDIARY
Report of Independent Public Accountants....................   37
Consolidated Balance Sheets as of September 30, 1998 and
  1999 and December 31, 1999................................   38
Consolidated Statements of Operations for the Years Ended
  September 30, 1997, 1998 and 1999 and the Three Months
  Ended December 31, 1998 (unaudited) and 1999..............   39
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended September 30, 1997, 1998 and 1999 and
  the Three Months Ended December 31, 1999..................   40
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1997, 1998 and 1999 and the Three Months
  Ended December 31, 1998 (unaudited) and 1999..............   41
Notes to Consolidated Financial Statements..................   42
ANDOVER.NET, INC. PRO FORMA UNAUDITED FINANCIAL INFORMATION
Introduction to Pro Forma Financial Information.............   60
Pro Forma Combined Statement of Operations for the Year
  Ended September 30, 1999..................................   61

        (2) CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

     All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

        (3) EXHIBITS

     See (c) below

     (b) Reports on Form 8-K

     Form 8-K was filed by the Company on February 16, 2000 with respect to the transaction with VA Linux Systems, Inc.

     (c) List of Exhibits

EXHIBIT
  NO.                                TITLE
-------                              -----
 +3.1     Form of Amended and Restated Certificate of Incorporation of
          the Registrant
 +3.2     Form of Amended and Restated Bylaws of the Registrant
+10.1     Third Amended and Restated Registration Rights Agreement,
          dated as of September 15, 1999 among the Registrant and
          certain of its stockholders
+10.2     Asset Purchase Agreement, between the Registrant and
          BlockStackers, Inc., dated as of June 18, 1999
+10.3     Asset Purchase Agreement, between the Registrant and Eclipse
          Digital Imaging, Inc., dated as of June 18, 1999
+10.4     Asset Purchase Agreement, between the Registrant and Patrick
          Lenz (d/b/a Freshmeat), dated as of August 6, 1999
+10.5     Lease dated March 23, 1999, between the Registrant and Nagog
          Park Investors, L.L.C.
+10.6     Form of Advertising Insertion Order
+10.7     Employment Agreement between the Registrant and Robert
          Malda, dated as of June 28, 1999*
+10.8     1995 Stock Option Plan, as amended*

EXHIBIT
  NO.                                TITLE
-------                              -----
+10.9     1999 Stock Option Plan*
+10.10    Form of Non-Employee Director Indemnification Agreement
+10.11    Agreement and Plan of Reorganization Among the Registrant,
          VA Linux Systems, Inc. and Atlanta Acquisition Corp. dated as of February 2, 2000
 21.1     Subsidiaries
 23.1     Consent of Arthur Andersen LLP
 24.1     Power of Attorney (included on page 76)
 27.1     Financial Data Schedule

---------------
+ Previously filed with the Commission

* Indicates management compensatory plan, contract or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Andover.Net has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Andover.Net, Inc.

                                          By: /s/ BRUCE A. TWICKLER
                                          --------------------------------------
                                          Name: Bruce A. Twickler
                                          Title: Chief Executive Officer,
                                          President and Chairman

Date: March 30, 2000

     We, the undersigned officers and directors of Andover.Net, Inc., hereby severally constitute and appoint Bruce A. Twickler to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF ANDOVER.NET AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                    TITLE                       DATE
                     ---------                                    -----                       ----
               /s/ BRUCE A. TWICKLER                 President and Chief Executive       March 30, 2000
---------------------------------------------------    Officer and Chairman
                 Bruce A. Twickler                     (Principal Executive Officer)

                /s/ PETER A. PHELPS                  Chief Financial Officer             March 30, 2000
---------------------------------------------------    (Principal Finance and
                  Peter A. Phelps                      Accounting Officer)

              /s/ WALTER M. BIRD III                 Director                            March 30, 2000
---------------------------------------------------
                Walter M. Bird III

                /s/ JAMES D. LOGAN                   Director                            March 30, 2000
---------------------------------------------------
                  James D. Logan

                  /s/ LOUIS PAGE                     Director                            March 30, 2000
---------------------------------------------------
                    Louis Page

                /s/ JOHN E. TROMBLY                  Director                            March 30, 2000
---------------------------------------------------
                  John E. Trombly

              /s/ THOMAS R. SHEPHERD                 Director                            March 30, 2000
---------------------------------------------------
                Thomas R. Shepherd

                     SIGNATURE                                    TITLE                       DATE
                     ---------                                    -----                       ----
                 /s/ ROBERT MALDA                    Director                            March 30, 2000
---------------------------------------------------
                   Robert Malda

             /s/ JONATHAN M. GOLDSTEIN               Director                            March 30, 2000
---------------------------------------------------
               Jonathan M. Goldstein