Form 10-Q
period 2000-03-31
ANDOVER NET INC
filed 2000-05-15
CIK 1093580

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock, $.01 par value as of May 8, 2000 was 16,345,876.

                                ANDOVER.NET, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I     FINANCIAL INFORMATION.......................................    3

Item 1.    Financial Statements                                            3

           Condensed Consolidated Balance Sheets at March 31, 2000 and
           December 31, 1999                                               3

           Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2000 and March 31, 1999            4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and March 31, 1999            5

           Notes to Condensed Consolidated Financial Statements            6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

Item 3.    Quantitative and Qualitative Disclosure About Market
           Risks                                                          16


PART II    OTHER INFORMATION                                              16

Item 1.    Legal Proceedings                                              16

Item 2.    Changes in Securities and Use of Proceeds                      16

Item 3.    Defaults upon Senior Securities                                16

Item 4.    Submission of Matters to a Vote of Security Holders            16

Item 5.    Other Information                                              16

Item 6.    Exhibits and Reports on Form 8-K                               16

Signatures                                                                17

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        ANDOVER.NET, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  MARCH 31,            DECEMBER 31,
                                                   2000                   1999
                                                  ---------            ------------
                                                 (UNAUDITED)
                          ASSETS
Current Assets:
Cash and cash equivalents                           $73,030                 $78,409
Restricted cash                                                                 606
Accounts receivable, net                              1,329                   1,084
Inventories                                             149                     124
Other current assets                                  1,018                     593
                                                  ---------              ----------
     Total Current Assets                            75,526                  80,816

Property and equipment, net                           1,926                     457

Other Assets:
Intangible assets                                    11,331                   2,959
Other                                                   148                     185
                                                  ---------              ----------
     Total Other Assets                              11,479                   3,144
                                                  ---------              ----------
         Total Assets                               $88,931                 $84,417
                                                  =========              ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                     $1,170                    $344
Amounts due to stockholders                                                     606
Accrued expenses                                        616                     462
Long-term debt - Current Portion                      1,568                   1,163
                                                  ---------              ----------
     Total Current Liabilities                        3,354                   2,575

Long-term debt                                          816

Stockholders' equity:
Common stock                                            160                     158
Additional paid in capital                          116,267                 110,116
Deferred stock-based compensation                    (4,042)                 (4,281)
Accumulated deficit                                 (27,624)                (24,151)
                                                 ----------              ----------
Total Stockholders' equity                           84,761                  81,842
                                                 ----------              ----------
     Total liabilities and stockholders' equity     $88,931                 $84,417
                                                 ==========              ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                           March 31, 2000   March 31, 1999
                                                           --------------   --------------

Net revenues:
  Advertising                                                  $ 1,678          $  253
  Barter advertising                                               529               0
  E-commerce                                                       605               0
                                                               -------          ------
    Total revenues                                               2,812             253

Cost of revenues:
  Editorial content and related                                    451             147
  E-commerce                                                       283               0
                                                               -------          ------
    Total cost of revenues                                         734             147
                                                               -------          ------

Gross profit                                                     2,078             106

Operating expenses:
  Sales and marketing                                            1,405             369
  General and administrative                                     1,603             236
  Research and development                                         541             160
  Barter advertising                                               529               0
  Amortization of deferred stock-based compensation                238              16
  Amortization of intangible assets                              1,209               0
  Compensation expense related to acquisitions                     999               0
                                                               -------          ------
    Total operating expenses                                     6,524             781
                                                               -------          ------
    Loss from operations                                        (4,446)           (675)

Interest income, net                                               973              28
                                                               -------          ------

    Net loss                                                    (3,473)           (647)
                                                               -------          ------

    Accrued dividends on redeemable preferred stock                                 86
                                                                                ------
    Net loss attributable to common shareholders               ($3,473)          ($733)
                                                               -------          ------

    Basic and diluted net loss per share applicable to
      common shareholders                                       ($0.22)         ($0.09)
                                                               =======          ======

   Basic and diluted weighted average shares outstanding        15,862           7,804
                                                               =======          ======

                        ANDOVER.NET, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                3 Months Ended   3 Months Ended
                                                                                  31-Mar-2000      31-Mar-1999
                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          ($3,473)          ($647)
 Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization                                                      1,306              12
  Amortization of deferred stock-based compensation                                    238              16
  Amount related to beneficial conversion of Series B preferred stock
  Compensation related to stock options issued to non-employees
  Compensation expense related to acquisitions                                        (526)
  Non-cash interest expense                                                             22
  Changes in operating assets and liabilities--
   Accounts receivable                                                                (245)             92
   Inventories                                                                         (25)             --
   Other current assets                                                                 83             (40)
   Accounts payable                                                                    826               9
   Accrued expenses                                                                    172              64
                                                                                   -------          ------
    Net cash used in operating activities                                           (1,622)           (494)
                                                                                   -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisitions                                                         (2,197)
 Purchases of property and equipment                                                (1,565)            (44)
 Net increase in other assets                                                          286             (35)
                                                                                   -------          ------
    Net cash (used in) provided by investing activities                             (3,477)            (79)
                                                                                   -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of issuance costs                           6              99
 Redemption of Series A redeemable preferred stock
 Amounts due to stockholders                                                          (606)
 Payment on notes relating to acquisitions                                            (286)
                                                                                   -------          ------
    Net cash provided by (used in) financing activities                               (886)             99
                                                                                   -------          ------

Net increase (decrease) in cash and cash equivalents                                (5,985)           (474)
Decrease (increase) in restricted cash                                                 606
Cash and cash equivalents, beginning of period                                      78,409           2,676
                                                                                   -------          ------
Cash and cash equivalents, end of period                                           $73,030          $2,202
                                                                                   =======          ======

Cash paid for interest                                                                  24              --
                                                                                   =======          ======

Notes payable and accrued interest recorded in connection with acquisitions          1,507              --
                                                                                   =======          ======

Common stock issued in connection with acquisitions                                  6,172              --
                                                                                   =======          ======


  The accompanying notes are an integral part of these consolidated financial statements.

                        ANDOVER.NET, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for the three-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements for the period ended December 31, 1999, which are contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

     Andover.Net has adopted Emerging Issued Task Force (EITF) Issue 93-11, Accounting for Barter Transactions Involving Barter Credits, to account for barter transactions. Revenues from barter transactions are recorded at the lower of the estimated fair value of the advertisements, goods or services received or the estimated fair value of the advertisements given. Andover.Net records barter revenues only on the portion of the barter transactions for which Andover.Net is able to determine fair value based on comparable cash transactions and for which the advertiser has the financial ability to pay cash. Otherwise, barter revenue is not recognized. Revenues from barter transactions, representing advertising space given, is recognized as income when advertisements are delivered on

Andover.Net's Web site. Barter expense, representing advertising space received, is recognized when Andover.Net advertisements are run on other companies' Web sites, which is typically in the same period when the related barter revenue is recognized. Andover.Net recognized $0 and $529,000 of barter revenue for the three months ended March 31, 1999 and 2000, respectively.

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

     Shares under option plans that were antidilutive for all periods presented are as follows (in thousands):


                                                            THREE MONTHS ENDED
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                             ----        ----
Shares under option plans excluded in computation
  of diluted earnings per share, due to
  antidilutive effects............................          1,613        1,109
                                                            =====        =====


Comprehensive Income


Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1999 and 2000, Andover.Net's comprehensive loss is the same as its reported net loss.


(3) MERGER AGREEMENT

     On February 2, 2000, Andover.Net entered into a merger agreement (the Transaction) with VA Linux Systems, Inc. (VA Linux), whereby VA Linux will effectively acquire all common shares of Andover.Net. In connection with the Transaction, each share of Andover.Net common stock will be exchanged for 0.425 of a share of VA Linux common stock as provided for in the transaction. The transaction is subject to approval by the stockholders of Andover.Net and customary closing conditions.

 (4) INITIAL PUBLIC OFFERING

     On December 8, 1999, the Company completed its initial public offering (the Offering) of 4,600,000 shares of its common stock, including 600,000 shares issued in connection with the exercise of the underwriters' overallotment option on the date of the Offering. The shares were offered to the public at a price of $18 per share. The proceeds to the Company from the offering, net of offering expenses and the $1.17 per share underwriting discount, were approximately $77,418,000. Concurrent with the Offering, all of the Series A Redeemable Preferred Stock was redeemed for $4,874,000. Additionally, all of the Series B Redeemable Convertible Preferred Stock was converted into 3,017,134 shares of common stock on the date of the Offering. This conversion resulted in an interest charge of $12,214,000 caused by the beneficial conversion of the Series B preferred shares. For complete information regarding the Offering, see the Company's prospectus dated December 8, 1999.

(5) ACQUISITION

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company including statements related to the growth of the Company's business. In addition, when used in this report, the words "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or the management of the Company, may identify forward-looking statements. Such statements reflect the judgment of the Company as of the date of this quarterly report on Form 10-Q with respect to future events, the outcome of which is subject to certain risks, including the factors set forth in "Risk Factors," which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Andover.Net undertakes no obligation to update forward looking statements.

     The following discussion and analysis should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 in this Quarterly Report and our annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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

     We currently generate revenue from advertisements on our network of web sites and from e-commerce. Advertising revenues of $1,678,093 represented 59.7% of total net revenues during the quarter ended March 31, 2000. Advertising revenues of $253,000 represented 100.0% of total net revenues during the quarter ended March 31, 1999. Our current advertising products include standard banner advertising, display advertisements, megabanners and web site and newsletter sponsorships. We recognize advertising revenue in the period that the advertising is displayed, provided that we deem the collectibility of the resulting receivable as probable. We sell advertising through our nationwide direct sales force.

     We enter into barter transactions with other web sites in order to increase traffic to our network of web sites and to strengthen the Andover.Net brand. A barter transaction is the exchange by us of advertising space on our web sites for reciprocal advertising space on the web sites of others. We record revenues only on the portion of our barter transactions for which we are able to determine fair value and for which the advertiser has the financial ability to pay cash. To make the determination of whether the advertiser could pay cash, Andover.Net reviews the current liquidity of the advertiser based on recent public disclosures. Only advertisers with exceptional liquidity positions are considered when recognizing barter revenue. We record revenue from these barter transactions, and the corresponding advertising expense, based upon the fair market value of the advertising space exchanged. Revenues from barter transactions, representing advertising space given, is recognized as income when advertisements are delivered on our network. Barter expense, representing advertising space received, is recognized when our advertisements are run on other companies' web sites, which is the same period when the related barter revenue is recognized. We recognized $529,429 in barter revenues, which represented 18.8% of total net revenues and $529,429 in barter expenses, which represented 8.1% of total operating expenses, for the quarter ended March 31, 2000. For the quarter ended March 31, 1999, no barter revenues or expenses were recognized.

     E-commerce revenues related to the online sale of compact discs of animated graphics and subscriptions to our animations archives online at mediabuilder.com. Linux/Open Source related gifts, books and paraphernalia are sold on thinkgeek.com. E-commerce revenues of $604,962 represented 21.5% of net revenues for the quarter ended March 31, 2000. There were no E-commerce revenues for the quarter ended March 31, 1999.

     Revenue from e-commerce products and the online sale of compact discs of animated graphics, for which no technical support is provided, are generally recognized upon shipment of the products, net of estimated returns. We intend to increase e-commerce revenues by adding additional merchandise to our e-commerce sites and through additional acquisitions.

     We have incurred significant losses since our inception. As of March 31, 2000, we had an accumulated deficit of $27.6 million. We anticipate incurring additional expenses to increase our product development and sales and marketing efforts, to pursue additional strategic acquisitions and to support the growth of the organization. As a result, we believe that we will incur additional losses in the foreseeable future.

RECENT DEVELOPMENTS

     Acquisition by VA Linux Systems. On February 2, 2000, we entered into a merger agreement (the Transaction) with VA Linux Systems, Inc. (VA Linux), whereby VA Linux will effectively acquire all common shares of Andover.Net. In connection with the Transaction, each share of Andover.Net common stock will be exchanged for 0.425 of a share of VA Linux common stock. The transaction is subject to approval by the stockholders of Andover.Net and customary closing conditions.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:


                                         PERCENTAGE OF NET REVENUE
                                         -------------------------
                                             THREE MONTHS ENDED
                                             ------------------
                                           MARCH 31,      MARCH 31,
                                             2000           1999
                                           --------       --------
Net revenues                                 100.0%        100.0%
Cost of revenues                              26.1          58.1
                                             -----         -----
  Gross margin                                73.9          41.9

Operating expenses:
  Sales and marketing                         68.8         145.8
  General and administrative                  57.0          93.3
  Research and development                    19.2          63.2
  Amortization of deferred stock
    based compensation                         8.5           6.3
  Amortization of intangible assets           43.0            --
  Compensation related to acquisitions        35.5            --
                                             -----         -----
      Total operating expenses               232.0         308.7
                                             -----         -----
Loss from operations                        (158.1)       (266.8)
Interest and other income (expense),
  net                                         34.6          11.1
                                             -----         -----
Net loss                                    (123.5)       (255.7)
                                             -----         -----
Dividend related to convertible
  preferred stock                               --          34.0
                                             -----         -----
Net loss attributable to common
  stockholders                              (123.5%)      (289.7%)
                                             =====         =====


THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Revenues. Substantially all of the total net revenues for the quarter ended March 31, 2000 and the quarter ended March 31, 1999 were from advertisements on our network of web sites. In the quarter ended March 31,2000, our total net revenues also included $605,000 of e-commerce revenue. There was no e-commerce revenue in the quarter ended March 31, 1999. Total net revenues increased 663.2% from $253,000 in the quarter ended March 31, 1999 to $2.8 million in the quarter ended March 31, 2000. The increase was primarily due to an increase in banner advertising and sponsorships on our network of web sites, the advertising revenue attributed to the acquisitions of Slashdot.org, Animation Factory and Freshmeat.net and the e-commerce revenue. Barter advertising was $529,000 or 18.8% of total net revenues in the quarter ended March 31, 2000. There was no barter revenue in the quarter ended March 31, 1999.

     Cost of Revenues. Cost of revenues primarily consists of expenses associated with editorial content, communications infrastructure, and web site hosting. Our web site hosting expenses include expenses associated with our ownership and leasing of servers and media fees. Cost of revenues increased from $147,000, or 58.1% of revenues, in the quarter ended March 31, 1999 to $734,000, or 26.1% of revenues, in the quarter ended March 31, 2000. The increase in cost of revenues reflects additional operations personnel and expenses for freelance contributors for editorial content, as well as higher costs for hosting our network of web sites, which includes expenses for our server leases. We anticipate that cost of revenues will continue to increase in absolute dollars as we continue to enhance our content offerings and services and expand the number of data centers hosting our web sites. The cost of revenues will also continue to increase as we expand our e-commerce merchandise.

     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of advertising and promotional expenditures and payroll, sales commissions and related expenses for personnel engaged in sales and marketing activities. Sales and marketing expenses increased from $369,000, or 148.8% of revenues, in the quarter ended March 31, 1999 to $1,405,000, or 50.0% of revenues, in the quarter ended March 31, 2000. The increase in expenses relates to added sales personnel and an increase in advertising and promotional expenses. We anticipate our sales and marketing expenses will substantially increase in the future as we continue to expand our direct sales force and invest in advertising and promotions to strengthen the Andover.Net brand.

     General and Administrative Expenses. General and administrative expenses primarily consist of payroll and related costs of management and administrative personnel, as well as professional fees and facility costs. General and administrative expenses increased from $236,000, or 93.3% of revenues, in the quarter ended March 31, 1999 to $1,603,000, or 57.0% of revenues, in the quarter ended March 31, 2000. The increase in expenses largely reflects the hiring of additional management and administrative personnel. We anticipate that our general and administrative expenses will continue to increase in absolute dollars as we continue to hire additional personnel.

     Research and Development Expenses. Research and development expenses primarily consist of payroll and related costs for developing our web sites, including our internal banner advertising and page statistic systems, as well as developing our e-Tools, our free software products that help our web site visitors build their own web sites. Research and development expenses increased from $160,000, or 63.2% of revenues, in the quarter ended March 31, 1999 to $541,000, or 19.2% of revenues, in the quarter ended March 31, 2000. The increase in research and development expenses largely reflects additions to our research and development staff of direct and contract personnel. We anticipate that these expenses will increase significantly as we continue to expand our technical staff to handle the integration of future acquisitions and development of new systems and e-Tools.

     Barter Advertising Expenses. For the quarter ended March 31, 1999, there were no barter advertising costs. For the quarter ended March 31, 2000 there were barter advertising costs of $529,000, or 18.8% of revenues.

     Amortization of Deferred Stock-Based Compensation. Amortization expense of deferred stock-based compensation represents the vested portion of stock options that were granted to certain employees at exercise prices below the estimated fair valve. Amortization expense for the quarter ended March 31, 1999 was $16,000, or 6.3% of revenues as compared to $238,000, or 8.5% of revenues in the quarter ended March 31, 2000.

     Amortization of Intangible Assets. Amortization expense of intangible assets relates to the intangible assets of acquisitions. These intangible assets include goodwill, covenants not to compete, trademarks and animation libraries. There was no amortization expense for the quarter ended March 31, 1999 as compared to $1,209,000, or 43.0% of revenues in the quarter ended March 31, 2000.

     Compensation Expense Related to Acquisitions. Compensation expense related to acquisitions consists of the cash and stock payments related to acquisitions that are contingent solely on the continued employment of certain key employees of those acquisitions. These payments are considered by Andover.Net for accounting purposes to be compensation for services performed by these key individuals. There was no expense for the quarter ended March 31, 1999 as compared to $999,000, or 35.5% for the quarter ended March 31, 2000.

     Interest Income and Expense. Interest income increased from $28,000 in the quarter ended March 31, 1999, or 11.1% of revenues to $973,000, or 34.6% of revenues in the quarter ended March 31, 2000. The increase in interest income reflects the higher average cash balances resulting from the initial public offering.

     Provision for Income Taxes. We had no provision for income taxes for the quarters ended March 31, 1999 and 2000 because we incurred losses during these periods.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had $73.0 million in cash and cash equivalents, total current assets of $75.5 million and working capital of $72.1 million. We completed an initial public offering of our common stock on December 8, 1999. We received proceeds of $77.4 million from the issuance of 4.6 million shares of our common stock. In September 1999, we issued 600,568 shares of Series B convertible preferred stock. We received proceeds of $10.1 million from the issuance of the 480,354 shares of Series B convertible preferred stock to a new investor. In addition, we issued 120,214 shares of Series B convertible preferred stock upon conversion of approximately $2.1 million of principal and interest under convertible notes that were issued to existing shareholders in June 1999.

     Net cash used in operating activities was $494,000 in the quarter ended March 31, 1999 and $1.6 million in the quarter ended March 31, 2000. The net cash used in operating activities for these periods was primarily a result of our operating losses before non-cash expenses.

     Cash used for additions to property and equipment was $79,000 in the quarter ended March 31, 1999 and $3,5 million for the quarter ended March 31, 2000. Additions to property and equipment consisted of leasehold improvements, furniture and office equipment for our leased office space, as well as computer equipment necessary to support personnel additions.

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

     As of March 31, 2000, we have intangible assets of $11.3 million, consisting primarily of goodwill relating to the acquisitions of Slashdot.org, Freshmeat.net, Animation Factory, and QuestionExchange.

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

     We currently anticipate that available funds as of March 31, 2000 will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through at least December 31, 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     We have incurred significant operating losses since our inception in 1992. We had net losses of approximately $3,500,000 for the quarter ended March 31, 2000 and approximately $647,000 for the quarter ended March 31, 1999. We expect to incur significant losses in the near term as we substantially increase our sales and marketing, general and administrative, and research and development expenses. In addition, we are investing considerable resources in our expansion strategies. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may materially and adversely affect the market price of our common stock and our ability to raise capital and continue operations.

     Advertising revenues, including barter advertising, accounted for 78.5% of our total net revenues for the quarter ended March 31, 2000. As we execute our Internet strategy, we expect to continue to derive a majority of our revenue from advertising on our network for the foreseeable future. We may not generate these revenues if advertisers do not maintain or increase their current levels of Internet advertising. Advertisers that currently advertise on the Internet may reduce or eliminate this form of advertising, and advertisers that have traditionally relied upon other advertising media may be reluctant to begin to advertise on the Internet.

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

     While we currently engage in limited e-commerce through our online sales of animation compact discs and Linux and Open Source related gifts, books and paraphernalia and subscriptions to animation archives, we intend to expand the scope of our e-commerce offerings through a combination of internal development and strategic acquisitions. If our e-commerce strategy does not generate a significant amount of revenue, then we expect to depend primarily on advertising revenues for the foreseeable future. As a result, the level of advertising revenues in each quarter is likely to significantly affect our quarterly revenues and operating results. Our selling and marketing, general and administrative, research and development, barter advertising, amortization of deferred compensation, amortization of intangible assets and compensation related to acquisitions expenses are based on expectations of future revenues and are relatively fixed in the short term. Total operating expenses were approximately $6.5 million during the quarter ended March 31, 2000. If our advertising and other revenues are lower than expected, we might not be able to reduce spending proportionately. In addition, we intend to significantly increase total operating expenses to expand our business. Any shortfall in revenues would have a direct impact on operating results for a particular quarter, and these fluctuations could affect the market price of our common stock.

     Andover.Net operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Factors Affecting Andover.Net's Business, Operating Results and Financial Condition" in Andover.Net's Annual Report of Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, Andover.Net is subject to legal proceedings, and claims in the ordinary course of business. Andover.net is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.              TITLE
-------            -----

27.1         Financial Data Schedule

     (b) Reports on Form 8-K

Form 8-K was filed by the Company on February 16, 2000 with respect to the transaction with VA Linux Systems, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Andover.Net, Inc.

                                       By: /s/ PETER A. PHELPS
                                           ------------------------------------
                                           Name: Peter A. Phelps
                                           Title: Chief Financial Officer,
                                           (Principal Financial Officer)

Date: May 15, 2000